Form 10-Q
period 1998-06-30
JACKSON PRODUCTS INC
filed 1998-08-14
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from................. to..............................
Commission File Number:........... 333-53987....................................


                             Jackson Products, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 75-2470881
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer ID No.)
    incorporation or organization)


                2997 Clarkson Road, Chesterfield, Missouri 63017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (314) 207-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         [ ] Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               38,530 shares of Class A Common Stock at June 30, 1998

               8,526 shares of Class C Common Stock at June 30, 1998

                             JACKSON PRODUCTS, INC.



                                      INDEX


                                                                            PAGE
                                                                            ----

Part I.        Financial Information:

     Item 1.   Consolidated  Financial  Statements  as  of
               June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and 1997 (unaudited):

               Consolidated Condensed Balance Sheets                        2

               Consolidated Statements of Operations                        3

               Condensed Consolidating Statements of Cash Flow              4

               Notes to Consolidated Financial Statements                   5


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               15


Part II.       Other Information                                           16

Signature Page                                                             17

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                                  1998              1997
                                                                                  ----              ----
                                                                                      (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents .........................................         $     471          $     523
  Accounts receivable, net of allowance for doubtful accounts of $622
  and  $404 in 1998 and 1997, respectively ..........................            28,046             14,888
  Inventories .......................................................            31,871             22,837
  Prepaid expenses ..................................................               437                409
           Total current assets .....................................            60,825             38,657

  Property, plant, and equipment ....................................            30,797             20,818
  Intangibles .......................................................            72,821             60,050
  Deferred financing costs ..........................................             7,053              5,180
  Other noncurrent assets ...........................................               551                342
                                                                               --------            -------
                                                                              $ 172,047          $ 125,047
                                                                              =========          =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term obligations .......................         $    --            $   6,120
  Accounts payable ..................................................            15,335             11,432
  Accrued and other liabilities .....................................             6,439              5,201
  Accrued interest ..................................................             2,598              2,102
  Accrued taxes .....................................................             1,330                534
           Total current liabilities ................................            25,702             25,389

  Long-term debt, less current maturities ...........................           187,620            106,381
  Other noncurrent liabilities ......................................             3,370              3,603

  Series A cumulative, 13.25%, exchangeable preferred stock,
  $.01 par value; 2,000 shares authorized, 1,700 shares issued
  and outstanding (liquidation value of $23,065 in 1997) ............              --               20,951

Stockholders' deficit:

Class A Common Stock, $.01 par value; 100,000 shares authorized;
38,530 and 40,000 shares issued and outstanding at June 30, 1998 ....              --                 --
and 1997, respectively

Class C common stock, $.01 par value; ...............................              --                 --
15,000 shares authorized; 8,526 and 9,048 shares issued and
outstanding at June 30, 1998 and 1997,

Additional paid-in capital ..........................................             2,952               7,102
Cumulative translation adjustment ..................................               (62)               (106)
Loans due on common stock ...........................................              (343)              (343)
Accumulated deficit .................................................           (47,192)           (37,930)
           Total stockholders' deficit ..............................           (44,645)           (31,277)
                                                                               --------            --------
                                                                              $ 172,047          $ 125,047
                                                                              =========          =========

                    See accompanying notes to consolidated financial statements.

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Three months ended       Six months ended
                                                                           June 30,                June 30,
                                                                       1998        1997        1998       1997
                                                                       ----        ----        ----       ----
Net sales .......................................................   $ 47,574    $ 35,581    $ 78,680    $ 62,264

Operating expenses:
      Cost of sales .............................................     31,255      25,087      53,191      44,227
      Selling, general, and administrative ......................      6,709       3,916      11,878       7,631
      Write down of assets ......................................       --           335        --           335
      Amortization of intangibles ...............................      2,000       4,664       3,763       9,334
Total operating expenses ........................................     39,964      34,002      68,832      61,527

Operating income ................................................      7,610       1,579       9,848         737

Other:
      Interest expense, net .....................................     (4,060)     (3,014)     (7,056)     (6,022)
      Amortization of deferred financing costs ..................       (447)       (317)       (757)       (635)
      Other .....................................................       (191)        (70)       (363)       (243)

Income (loss) before income tax provision and....................
extraordinary item ...............................................      2,912      (1,822)      1,672      (6,163)
Income tax expense ..............................................        154          92         313         122

Extraordinary item
      Loss due to early extinguishment of debts, net of tax......     (7,558)       --        (7,558)       --

                                                                    ========    ========    ========    ========
Net loss ........................................................   ($ 4,800)   ($ 1,914)   ($ 6,199)   ($ 6,285)
                                                                    ========    ========    ========    ========


                    See accompanying notes to consolidated financial statements.

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                  Six Months Ended June 30,
                                                                       1998         1997
                                                                       ----         ----

Cash flows from operating activities:
Net loss ......................................................   $  (6,199)    $ (6,285)
Depreciation ..................................................       2,462        2,595
Write down of assets...........................................       ----           335
Amortization of deferred financing costs, intangibles
and debt discount .............................................       4,562       10,004
Extraordinary item ............................................       5,348         ----

Changes in operating assets and liabilities, net
of effects of acquisitions:
    Accounts receivable .......................................      (8,319)      (5,509)
    Inventories ...............................................      (1,373)      (2,940)
    Accounts payable ..........................................       2,412        2,384
    Accrued and other liabilities .............................          72          502
    Accrued interest ..........................................         496           98
    Accrued taxes .............................................           1         --
    Other, net ................................................        (442)          (9)
                                                                       -----        -----
Net cash (used in ) provided by operating activities: .........        (980)       1,175

Cash flows from investing activities:
    Capital expenditures ......................................      (1,895)      (1,178)
    Acquisition of businesses, including direct expenses........     (36,259)      (2,000)
    Deferral of acquisition price, net of payments ............         132         --
    Proceeds from the sale of assets ..........................        --          1,167
                                                                      -----        -----
Net cash used in investing activities .........................     (38,022)      (2,011)

Cash flows from financing activities:
    Proceeds from issuance of long-term obligations ............     195,103          929
    Repurchase of common stock, net of loan payments ...........      (4,150)         (20)
    Repurchase of preferred stock ..............................     (23,998)        --
    Financing costs ............................................      (7,500)        --
    Repayment of long-term obligations .........................    (120,505)        --
                                                                    --------      -------
Net cash provided by financing activities .....................      38,950          909


Net increase (decrease) in cash ...............................         (52)          73
Cash and cash equivalents, beginning of period ................         523         --
                                                                        ---         ---
Cash and cash equivalents, end of period ......................   $     471        $  73
                                                                  =========        =====

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the period presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

(2) Inventory

     Inventories at June 30, 1998 consist of the following:

     Raw materials.......................................... $13,838
     Work-in-process........................................   4,419
     Finished goods.........................................  13,614
                                                             -------
                                                             $31,871
                                                             =======


(3)  Intangible Assets

     The excess of cost over the net tangible assets acquired consists of patents, customer lists, technology-related agreements, and goodwill, and is amortized on a straight-line basis over periods from 2-15 years. The Company periodically re-evaluates the carrying value of its intangibles and its other long-term assets based on the expected undiscounted cash flows over the remaining life of the related assets. Certain intangibles which were created at the inception of the Company became fully amortized in 1997

(4)  Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of the SFAS No. 130 however, need not be applied to immaterial items. The Company's comprehensive loss is impacted only by immaterial foreign currency translation adjustments.

(5)  Acquisitions

     On April 22, 1998, the Company, through its subsidiaries, Jackson Acquisition, Inc. and Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million, as adjusted, (the Allsafe Acquisition") and all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable in 18 months subject to certain conditions. The Allsafe Acquisition and the Crystaloid Acquisition were accounted for using the purchase method of accounting. Accordingly, total purchase costs for each of these transactions has been allocated to the assets and liabilities of the Company based on their respective fair values at

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     April 22, 1998. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates. Intangible assets totaling approximately $10,875 and $3,715 were recorded in connection with the Allsafe Acquisition and Crystaloid Acquisition, respectively.

     The unaudited pro forma consolidated statement of operations of the Company for the six months ended June 30, 1998 and 1997 gives effect to :(i) the Allsafe Acquisition and the Crystaloid Acquisition (ii) the acquisition of Lansec; and (iii) the refinancing as if each had occurred on the first day of the period presented. Assuming the Allsafe Acquisition and the Crystaloid Acquisition occurred on January 1, 1997 pro forma consolidated net sales would have been $91.5 million and $82.0 million for the six months ended June 30, 1998 and 1997, respectively; the pro forma consolidated net loss would have been $6.9 million and $17.7 million for the six months ended June 30, 1998 and 1997, respectively; and the pro forma consolidated net income before extraordinary items would have been $0.7 million for six months ended June 30, 1998 and a net loss of $9.8 million for the six months ended June 30, 1997. These amounts represent unaudited data and in management's opinion are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(6)  Financing activities

     In connection with the refinancing and the Allsafe Acquisition and the Crystaloid Acquisition, the Company recorded $7.6 million of extraordinary expense for the period ended June 30, 1998 consisting of the write-off of deferred financing costs, unamortized debt discount and a prepayment premium. Additionally, a portion of the refinancing proceeds were utilized to repay senior debt, senior subordinated notes, preferred stock and the repurchase of common stock from an institutional investor.

     Credit Agreement
     In connection with the Acquisitions, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at June 30, 1998. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following June 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to Operating Cash Flow (as defined in the Credit Agreement). The average interest rate on the outstanding borrowings was 7.91% at June 30, 1998.

     Senior Subordinated Notes

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes will bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

(7)  Subsequent Events

     On July 22, 1998, American Allsafe Company, a wholly owned subsidiary of the Company acquired all of the outstanding capital stock of Kedman Company for a total purchase price of approximately $10 million.

(8)  Condensed Consolidating Financial Information

     Financial information regarding the Guarantors as of June 30, 1998 and 1997, for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 is presented below for the purpose of complying with the reporting requirements of the Guarantors subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Gurantor financial statements have not been presented because management does not believe that such financial statements are material to investors.


                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information-(con't)

                                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                                  At June 30, 1998

                                                                                    Non-
                                                  Parent           Guarantor     Guarantor
                                                 Company          Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                 -------          ------------   ----------    ------------   ------------

                 ASSETS
                 ------

Current Assets:
     Cash and cash equivalents .............     $    --        $    --        $     471      $    --        $     471
     Accounts receivable, net ..............         5,776         20,217          2,053           --           28,046
     Inventories ...........................         8,184         22,752          1,112           (177)        31,871
      Prepaid expenses .....................           164            252             21           --              437
                 Total current assets ......        14,124         43,221          3,657           (177)        60,825

     Property, plant and equipment .........        11,133         19,501            163           --           30,797
     Intangibles ...........................        14,771         55,525          2,525           --           72,821
     Note receivable from subsidiaries .....        38,592           --             --          (38,592)          --
     Deferred financing costs ..............         7,053           --             --             --            7,053
     Investment in subsidiaries ............        25,438           --             --          (25,438)          --
     Other noncurrent assets ...............          --              522            29            --             551
                                                 =========      =========      =========      =========      =========
                                                 $ 111,111      $ 118,769      $   6,374      $ (64,207)     $ 172,047
                                                 =========      =========      =========      =========      =========

     LIABILITIES AND
     STOCKHOLDERS' DEFICIT
     ---------------------

Current liabilities:
     Notes payable to parent ...............     $    --        $  35,513      $   3,079      $ (38,592)     $    --
     Accounts payable ......................         2,176         12,195            964           --           15,335
     Accrued and other liabilities .........         3,496          1,869          1,074           --            6,439
     Accrued interest ......................         2,598           --             --             --            2,598
     Accrued taxes .........................           482            638            210           --            1,330
                 Total current
                    liabilities ............         8,752         50,215          5,327        (38,592)        25,702

Long-term debt, less current
   maturities ..............................       187,620           --             --             --          187,620
Other noncurrent liabilities ...............         3,370           --             --             --            3,370
Due to parent ..............................       (44,225)        40,551            171          3,845           --
Preferred stock ............................          --             --             --             --             --

Stockholders' deficit
     Common stock ..........................          --             --              233           (233)          --
     Additional paid-in capital ............           342         34,500          1,127        (35,626)          2,951
     Cumulative translation
        adjustment .........................          --             (141)            74              5            (62)
     Loans due on common stock .............          (343)          --             --             --             (343)
     Accumulated deficit ...................       (44,405)        (6,356)          (216)         6,394        (44,583)
                 Total stockholders' deficit       (44,406)        28,003          1,218        (29,460)       (44,645)
                                                 =========      =========      =========      =========      =========
                                                 $ 111,111      $ 118,769      $   6,374      $ (64,207)     $ 172,047
                                                 =========      =========      =========      =========      =========

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)

                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                             Three months ended June 30, 1998


                                                                            Non-
                                             Parent       Guarantor      Guarantor
                                             Company      Subsidiaries   Subsidiary   Eliminations   Consolidated
                                             -------      ------------   ----------   ------------   ------------

Net Sales ................................     $ 13,316      $ 35,691      $  2,092      $ (3,525)     $ 47,574
Operating expenses:
             Cost of sales ...............        8,199        25,252         1,230        (3,426)       31,255
             Selling, general and
                administrative ...........        2,320         3,392           997          --           6,709
             Amortization of
                intangibles ..............          275         1,912          (187)         --           2,000
                                                 10,794        30,556         2,040        (3,426)       39,964

Operating income .........................        2,522         5,135            52           (99)        7,610

Other
             Interest expense, net ........       (3,523)         (537)         --            --          (4,060)
             Amortization of deferred
                financing costs ..........         (447)         --            --            --            (447)
             Other .......................        1,818        (1,981)          (28)         --            (191)

Income (loss) before income tax ..........          370         2,617            24           (99)        2,912
   provision

Income tax expense .......................           75            92           (13)         --             154

Equity earnings (loss) in subsidiaries ...        2,562          --            --          (2,562)         --

Extraordinary item
Loss due to early extinguishement of debts       (7,558)         --            --            --          (7,558)

Net income (loss) ........................     $ (4,701)     $  2,525      $     37      $ (2,661)     $ (4,800)
                                               ========      ========      ========      ========      ========

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)

                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                             Six months ended June 30, 1998



                                                                              Non-
                                               Parent       Guarantor      Guarantor
                                              Company      Subsidiaries   Subsidiary   Eliminations   Consolidated
                                              -------      ------------   ----------   ------------   ------------

Net Sales ...............................     $ 23,751      $ 55,575      $  4,959      $ (5,605)     $ 78,680
Operating expenses:
         Cost of sales ..................       15,085        40,397         3,162        (5,453)       53,191
         Selling, general and
            administrative ..............        5,088         4,834         1,956          --          11,878
         Amortization of
            intangibles .................          550         3,213          --            --           3,763
                                                20,723        48,444         5,118        (5,453)       68,832

Operating income ........................        3,028         7,131          (159)         (152)        9,848

Other
         Interest expense, net ..........       (6,519)         (537)         --            --          (7,056)
         Amortization of deferred
            financing costs .............         (757)         --            --            --            (757)
         Other ..........................        3,162        (3,500)          (25)         --            (363)

Income (loss) before income tax .........       (1,086)        3,094          (184)         (152)        1,672
   provision

Income tax expense ......................          151           130            32          --             313

Equity earnings (loss) in subsidiaries ..        2,748          --            --          (2,748)         --

Extraordinary item
Loss due to early extinguishment of debts       (7,558)         --            --            --          (7,558)

Net income (loss) .......................     $ (6,047)     $  2,964      $   (216)     $ (2,900)     ($ 6,199)
                                              ========      ========      ========      ========      ========

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)


                                        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                             Six months ended June 30, 1998


                                                                                                 Non-
                                                                    Parent     Guarantor      Guarantor
                                                                    Company   Subsidiaries    Subsidiary   Eliminations Consolidated
                                                                    -------   ------------    ----------   ------------ ------------

Cash flow from operating activities:
Net cash (used in ) provided by operating activities: ......        2,040         3,605        (4,540)       (2,085)         (980)

Cash flows from investing activities:
       Capital expenditures ................................         (846)       (1,030)          (19)         --          (1,895)
       Acquisition of business, including direct costs
         of acquisitions ...................................      (36,259)         --            --            --         (36,259)
       Deferral of acquisition price, net of payments ......          500          --            (368)         --             132
       Proceeds from the sale of assets ....................         --            --            --            --
                                                                     ---          ------       ------       ------         -------
Net cash used in investing activities ......................      (36,605)       (1,030)         (387)         --         (38,022)

Cash flows from financing activities:
       Proceeds from issuance of long-term obligations .....      195,103          --            --            --         195,103
       Repurchase of common stock, net of loan payments ....       (4,150)         --            --            --          (4,150)
       Retirement of preferred stock .......................      (23,998)         --            --            --         (23,998)
       Financing costs .....................................       (7,103)         (397)         --            --          (7,500)
       Repayment of long-term obligations ..................     (120,505)         --            --            --        (120,505)
                                                                 --------        -------       ------         -----      --------
Net cash (used in) provided by financing activities ........       39,347          (397)         --            --          38,950


Net decrease in cash .......................................                                                                  (52)
Cash and cash equivalents, beginning of period .............                                                                   523
                                                                                                                               ---
Cash and cash equivalents, end of period ...................                                                             $     471
                                                                                                                         =========


                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)


                                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                                   At December 31, 1997

                                                                              Non-
                                               Parent       Guarantor       Guarantor
                                              Company     Subsidiaries      Subsidiary     Eliminations     Consolidated
                                              -------     ------------      ------------   ------------     -------------

            ASSETS
            ------

Current Assets:
     Cash and cash equivalents ........     $     --       $    --        $     523       $     ---          $    523
     Accounts receivable, net .........         7,565          8,426          1,476         (2,579)            14,888
     Inventories ......................         8,064         14,322            476           (25)             22,837
     Prepaid expenses ................            256            104             49             ---               409
            Total current assets ......        15,885         22,852          2,524         (2,604)            38,657

     Property, plant and equipment ....        11,625          9,035            158            ---             20,818
     Intangibles ......................        16,836         41,179          2,035            ---             60,050
     Deferred financing costs .........         5,180           --             --              ---              5,180
     Investment in subsidiaries .......        25,438           --             --          (25,438)              ---
     Other noncurrent assets ..........          --              342           --              ---                342
                                            =========      =========      =========      =========            =========
                                            $  74,964      $  73,408      $   4,717       $ (28,042)         $  125,047
                                            =========      =========      =========      =========            =========


     LIABILITIES AND
     STOCKHOLDERS' DEFICIT
     ---------------------

Current liabilities:
     Current maturies of long-
        term debt .....................     $   6,120      $    --        $   2,579      $(2,579)            $  6,120
     Accounts payable .................         3,743          7,493            196          --                11,432
     Accrued and other liabilities ....         2,949            855          1,397          --                 5,201
     Accrued interest .................         2,102           --              --           --                 2,102
     Accrued taxes ....................           482           --               52          --                   534
            Total current
               liabilities ............        15,396          8,348          4,224       (2,579)              25,389

Long-term debt, less current
   maturities .........................       106,381           --              --           --               106,381
Other noncurrent liabilities ..........         3,368           --              235          --                 3,603
Due to parent .........................       (39,986)        39,986            --           --                    --
Preferred stock .......................        20,951           --              --           --                20,951

Stockholders' deficit
     Common stock .....................          --                1             29           (30)                --
     Additional paid-in capital .......         7,102         34,499            229       (34,728)              7,102
     Cumulative translation
        adjustment ....................          --             (106)           --           --                   (40)
     Loans due on common stock ........          (343)          --              --           --                  (343)
     Accumulated deficit ..............       (37,905)       ( 9,320)           --          9,295             (37,930)
            Total stockholders' deficit       (31,146)        25,074            258       (25,463)            (31,277)
                                            =========      =========      =========      =========            =========
                                            $  74,964      $  73,408      $     258     $ (25,463)           $ 125,047
                                            =========      =========      =========      =========            =========

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)

                                        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                             Three months ended June 30, 1997


                                             Parent       Guarantor
                                            Company      Subsidiaries   Eliminations   Consolidated
                                            -------      ------------   ------------   ------------

Net Sales ............................     $ 12,511      $ 25,154      $ (2,084)         $ 35,581
Operating expenses:
             Cost of sales ...........        8,457        18,714        (2,084)           25,087
             Selling, general and
                administrative .......        2,281         1,635          --               3,916
             Write down of assets ....         --             335          --                 335
             Amortization of
                intangibles ..........        3,617         1,047          --               4,664
                                             14,355        21,731        (2,084)           34,002

Operating income .....................       (1,844)        3,423          --               1,579

Other
             Interest expense,net ....       (3,014)         --            --              (3,014)
             Amortization of deferred
                financing costs ......         (317)         --            --                (317)
             Other ...................         (398)          328          --                 (70)

Income (loss) before income tax ......       (5,573)        3,751          --              (1,822)
   provision

Equity earnings (loss) in subsidiaries        3,697          --          (3,697)             --

Income tax expense ...................           38            54          --                  92

                                           ========      ========      ========          ========
Net income (loss) ....................     $ (1,914)     $  3,697      $ (3,697)         $ (1,914)
                                           ========      ========      ========          ========


                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)

                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                             Six months ended June 30, 1997


                                            Parent       Guarantor
                                            Company    Subsidiaries  Eliminations    Consolidated
                                            -------    ------------  ------------    ------------

Net Sales ............................     $ 22,900      $ 42,824      $ (3,460)     $ 62,264
Operating expenses:
            Cost of sales ............       15,709        31,983        (3,465)       44,227
            Selling, general and
               administrative ........        4,511         3,120          --           7,631
            Write down of assets .....         --             335          --             335
            Amortization of
               intangibles ...........        7,239         2,095          --           9,334
                                             27,459        37,533        (3,465)       61,527

Operating income .....................       (4,559)        5,291             5           737

Other
            Interest expense, net ....       (6,022)         --            --          (6,022)
            Amortization of deferred
               financing costs .......         (635)         --            --            (635)
            Other ....................        3,186        (3,429)         --            (243)

Income (loss) before income tax ......       (8,030)        1,862             5        (6,163)
   provision

Income tax expense ...................           44            78          --             122

Equity earnings (loss) in subsidiaries        1,784          --          (1,784)         --

                                           ========      ========      ========      ========
Net income (loss) ....................     $ (6,290)     $  1,784      $ (1,779)     $ (6,285)
                                           ========      ========      ========      ========

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(8) Condensed Consolidating Financial Information (con't)

                                    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                             Six months ended June 30, 1997


                                                                 Parent     Guarantor
                                                                 Company   Subsidiaries  Eliminations   Consolidated
                                                                 -------   ------------  ------------   ------------

Cash flow from operating activities:
Net cash (used in ) provided by operating activities: .......        (242)       3,201       (1,784)       1,175

Cash flows from investing activities:
        Capital expenditures ................................        (825)        (353)        --         (1,178)
        Acquisition of business .............................        --         (2,000)        --         (2,000)
        Deferral of acquisition .............................        --           --           --           --
        Proceeds from the sale of assets ....................         363          804         --          1,167
Net cash used in investing activities .......................        (462)      (1,549)        --         (2,011)

Financing activities
        Repayment of long-term obligations ..................         929         --           --            929
        Repayment of common stock, net of loan payments .....         (20)        --           --            (20)
Net cash provided from financing activities .................         909         --           --            909


Net increase in cash and cash equivalents ...................                                                 73
Cash and cash equivalents, beginning of period ..............                                                 --
Cash and cash equivalents, end of period ....................                                            $    73
                                                                                                         =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis of the Company's financial condition and results should be read in conjunction with the Company's consolidated financial statements, including the notes. All statements, trend analysis and other information contained in this filing relative to markets for the Company's services and trends in the Company's operations or financial results, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intent" and other similar expressions, constitute forward-looking statements as defined in Section 21E(i)(1) of the Exchange Act and are subject to business and economic risks and actual results may differ materially from those contemplated by the forward-looking statements.


     On April 22, 1998 the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million, net of a working capital adjustment of $0.4 million (the "Allsafe Acquisition"). On April 23, 1998 the Company, through its subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable in 18 months subject to certain conditions. Operating results of Allsafe and Crystaloid have been included in the financial statements of the Company as of these dates.

Three Months Ended June 30, 1998 Compared to Three Months ended June 30, 1997

         Net sales- Net sales for the three months ended June 30, 1998 increased 33.7% to $47.6 million from $35.6 million in 1997. The increase in net sales resulted from the growth of personal safety products associated with the April 1998 Allsafe Acquisition, the Crystaloid Acquisition and the October 1997 acquisition of Lansec (the "Lansec Acquisition").

         Cost of sales- Cost of sales for the three months ended June 30, 1998 increased 24.6% to $31.3 million from $25.1 million in 1997, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 65.7% from 70.5% due to various cost reduction programs and higher margins associated with the acquired companies.

         Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended June 30, 1998 increased 71.3% to $6.7 million from $3.9 million due to the Allsafe Acquisition, the Crystaloid Acquisition and Lansec Acquisition. Selling, general & administrative expenses as a percentage of sales increased from 11% to 14% due to increased distribution costs at Lansec.

         Operating income- Operating income for the three months ended June 30, 1998 increased to $7.6 million from $1.6 million in 1997 due to the Allsafe Acquisition and the Crystaloid Acquisition and a reduction in amortization expenses as certain intangibles were fully amortized during 1997.

         Income tax expense- Income tax expense for the three months ended June 30, 1998 increased to $0.2 million due to an increase in foreign taxes. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses for certain intangibles.


Six Months Ended June 30, 1998 Compared to Six Months ended June 30, 1997

         Net sales- Net sales for the six months  ended June 30, 1998  increased
26.4 % to $78.7 million from $62.3 million in 1997. The increase in net sales resulted from the growth of personal safety products associated with the April
1998  Allsafe  Acquisition, the  Crystaloid   Acquisition  and  the  Lansec
Acquisition.

         Cost of sales- Cost of sales for the six months ended June 30, 1998 increased 20% to $53.1 million from $44.2 million in 1997, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 67.5% from 71% due to various cost reduction programs and higher margins associated with the acquired companies.

         Selling, general & administrative expenses- Selling, general and administrative expenses for the six months ended June 30, 1998 increased 56.8% to $12.0 million from $7.6 million due to the Allsafe Acquisition, the Crystaloid Acquisition and the Lansec Acquisition. Selling, general & administrative expenses as a percentage of net sales increased to 15% from 12% due to an increase in distribution costs at Lansec.

         Operating income- Operating income for the six months ended June 30, 1998 increased to $9.9 million from $0.7 million in 1997 due to the Allsafe Acquisition, the Crystaloid Acquisition and a reduction in amortization amortization expenses as certain intangibles were fully amortized during 1997.

         Income tax expense- Income tax expense for the six months ended June 30, 1998 increased to $0.3 million from $0.1 million due to an increase in foreign taxes. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses for certain intangibles.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended June 30, 1998 was $0.9 million and a source of cash of $1.2 million in 1997. Changes in working capital resulted in cash uses of $7.2 million and $5.5 million for the six months ended June 30, 1998 and 1997, respectively.

Cash used in investing activities for the six months ended June 30, 1998 and 1997 was $38.0 million and $2.0 million, respectively. The 1998 period includes $36.3 million expended for the acquisition of businesses, principally in connection with the Allsafe Acquisition and the Crystaloid Acquisition. Capital expenditures for the six months ended June 30, 1998 and 1997 were $1.9 million and $1.2 million, respectively.

Net cash provided by financing activities for the six months ended June 30, 1998 and 1997 were $39 million and $0.9 million, respectively. The Allsafe Acquisition and Crystaloid Acquisition were principally financed with the proceeds of the Senior Subordinated Notes and the New Credit Facility. (See below).

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. At June 30, 1998 there was $14.0 million outstanding on the revolving credit facility.

On April 16, 1998, the Company offered $115 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes will bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing
October 15, 1998. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the remainder of 1998.

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings

There has been no change to matters discussed in Business - Legal Proceedings in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on August 11, 1998.

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are included with this report:

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JACKSON PRODUCTS, INC.
                                        (Registrant)


Date : 8/14/98                          By:/s/ Christopher T. Paule
                                           ---------------------------
                                           Christopher T. Paule
                                           Vice President, Chief Financial
                                           Officer and Chief Accounting Officer

                                INDEX TO EXHIBITS



27.      Financial Data Schedule                                         Page 19