Form 10-Q
period 1998-09-30
JACKSON PRODUCTS INC
filed 1998-11-12
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998 or [ ] TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................. to...........................
Commission File Number:........... 333-53987.................................

                             Jackson Products, Inc.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                               Delaware 75-2470881
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer ID No.)
incorporation or organization)

                2997 Clarkson Road, Chesterfield, Missouri 63017
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (314) 207-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                       N/A
-------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     38,530 shares of Class A Common Stock at September 30, 1998
      8,526 shares of Class C Common Stock at September 30, 1998

                             JACKSON PRODUCTS, INC.



                                      INDEX


                                                                         PAGE

Part I.         Financial Information:

     Item 1.    Consolidated  Financial  Statements  as  of
                September 30, 1998 and December 31, 1997 and for the nine months endedv September 30, 1998 and 1997 (unaudited):

                Consolidated Condensed Balance Sheets .................... 2

                Consolidated Statements of Operations .................... 3

                Consolidated Statements of Cash Flow...................... 4

                Notes to Consolidated Financial Statements................ 5

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations..........16

Part II.        Other Information.........................................18

                Signature Page............................................18




                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                (Dollar in Thousands)
                                                    (Unaudited)

                                                                          September 30,            December 31,
                             ASSETS                                           1998                   1997
                             ------                                           ----                   ----


     Current assets:
       Cash and cash equivalents..................................         $    516               $    523
       Accounts receivable, net of allowance for doubtful accounts
       of $698 and $404 in 1998 and 1997, respectively............           27,995                 14,888
       Inventories................................................           34,617                 22,837
       Prepaid expenses...........................................              745                    409
                                                                           --------                -------
                 Total current assets.............................           63,873                 38,657

       Property, plant, and equipment.............................           33,840                 20,818
       Intangibles................................................           76,973                 60,050
       Deferred financing costs...................................            7,160                  5,180
       Other noncurrent assets....................................              504                    342
                                                                           --------               --------
                                                                           $182,350               $125,047
                                                                           ========               ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

     Current liabilities:
       Current maturities of long-term obligations................         $   --                 $  6,120
       Accounts payable...........................................           16,549                 11,432
       Accrued and other liabilities..............................            6,350                  5,201
       Accrued interest...........................................            5,430                  2,102
       Accrued income taxes.......................................            1,193                    534
                                                                           --------                -------
                 Total current liabilities........................           29,522                 25,389

       Long-term debt, less current maturities....................          193,368                106,381
       Other noncurrent liabilities...............................            3,378                  3,603


       Series A cumulative, 13.25%, exchangeable preferred stock,
       $.01 par value; 2,000 shares authorized, 1,700 shares issued
       and outstanding (liquidation value of $23,065 in 1997).....             --                   20,951

     Stockholders' deficit:
       Class A Common Stock, $.01 par value; 100,000 shares authorized;
       38,530  and 40,000 shares issued and outstanding at September
       30, 1998 and December 31, 1997.............................             --                     --

       Class C common stock, $.01 par value; 15,000 shares authorized;
       8,526 and 9,048 shares issued and outstanding at September 30, 1998
       and December 31, 1997......................................             --                     --

       Additional paid-in capital.................................            2,952                  7,102
       Cummulative translation adjustment.........................             (90)                  (106)
       Loans due on common stock..................................             (343)                 (343)
       Accumulated deficit........................................          (46,437)              (37,930)
                                                                            --------              -------
                 Total stockholders' deficit                                (43,918)              (31,277)
                                                                            --------              -------
                                                                           $182,350               $125,047
                                                                           =========              ========

                       See accompanying notes to consolidated financial statements.


                                          Page 2

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Dollar in Thousands)
                                                      (Unaudited)

                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,
                                                                 --------------------------    -------------------------
                                                                    1998         1997             1998         1997
                                                                 --------------------------    -------------------------

Net sales.......................................................     $48,397       $34,111        $127,077      $96,375

Operating expenses:
      Cost of sales.............................................      32,446        23,969          85,550       68,194
      Selling, general and administrative.......................      7,857         3,861           19,822       11,492
      Write down of assets......................................         --            --               --          335
      Amortization of intangibles...............................       2,716         3,523           6,479       12,859
                                                                   ---------      ---------       ---------    ---------
Total operating expenses........................................      43,019        31,353         111,851       92,880

Operating income................................................       5,378         2,758          15,226        3,495

Other:
      Interest expense, net.....................................      (4,387)       (3,003)        (11,443)      (9,025)
      Amortization of deferred financing costs..................        (292)         (314)         (1,049)        (949)
      Other.....................................................        (105)         (454)           (467)        (697)
                                                                    ---------     ---------       ---------    ---------

Income (loss) before income tax provision and extraordinary items        594        (1,013)          2,267       (7,176)
Income tax expense..............................................        (160)           49             153           171

Extraordinary items
      Loss due to early extinguishment of debts.................          --            --          (7,558)          --
                                                                    ---------     ---------       ---------    ---------
Net loss........................................................         754       ($1,062)         (5,444)     ($7,347)
                                                                    =========     =========       =========    =========

                   See accompanying notes to consolidated financial statements.


                                          Page 3


                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                        Nine months ended September 30, 1998 and 1997
                                    (Dollar in Thousands)
                                         (Unaudited)


                                                                           1998        1997
Cash flows from operating activities:


Net earnings (loss) before extraordinary item ......................    $  2,114   $ (7,347)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation .......................................................       3,840       3,360
Write down of assets ...............................................        --           335
Net gain on sale of assets .........................................        --         (298)
Amortization of deferred financing costs, intangibles
and debt discount ..................................................       7,597      13,858

Changes in operating assets and liabilities, net
of effects of acquisitions:
     Accounts receivable ...........................................     (6,688)     (6,645)
     Inventories ...................................................     (2,488)     (2,827)
     Accounts payable ..............................................       2,069       3,278
     Accrued and other liabilities .................................       (975)         863
     Accrued interest ..............................................       3,328       (894)
     Accrued income taxes ..........................................        (61)         --
     Other, net ....................................................       (453)        (63)
                                                                          ------      ------
Net cash provided by operating activities: .........................       8,283       3,620

Cash flows from investing activities:
     Capital expenditures ..........................................     (4,703)     (1,958)
     Acquisition of business, including direct expenses ............    (46,072)         --
     Deferral of acquisition price, net of payments ................         23      (2,000)
     Proceeds from the sale of assets ..............................        --         1,750
                                                                        --------     -------
Net cash used in investing activities ..............................    (50,752)     (2,208)
                                                                        --------     -------

Cash flows from financing activities:
     Proceeds from issuance of long-term obligations ...............    204,332          --
     Repurchase of common stock, net of loan payments ..............     (4,150)        (20)
     Repurchase of preferred stock .................................    (23,998)         --
     Financing costs ...............................................     (7,500)         --
     Prepayment premium of long-term obligations ...................     (2,210)         --
     Repayment of long-term obligations ............................   (124,012)     (1,392)
                                                                       --------      -------
Net cash provided by financing activities ..........................     42,462      (1,412)
                                                                       --------      -------


Net increase (decrease) in cash ....................................         (7)         --
Cash and cash equivalents, beginning of period .....................         523         --
                                                                        --------     -------
Cash and cash equivalents, end of period ...........................    $    516   $     --
                                                                        ========      ======


                   See accompanying notes to consolidated financial statements




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


(1)   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998

(2)   Inventory

     Inventories at September 30, 1998 consist of the following:

     Raw materials...................................................  $15,002
     Work-in-process.................................................    4,724
     Finished goods..................................................   14,891
                                                                       -------
                                                                       $34,617
                                                                       =======


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

(4)   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of the SFAS No. 130 however, need not be applied to immaterial items. The Company's comprehensive gain/loss is impacted only by immaterial foreign currency translation adjustments.

(5)   Acquisitions

     On October 29, 1997, the Company acquired Lansec GmbH and Lansec S.A. (the "Lansec Acquisition"). On April 22, 1998, the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million (the "Allsafe Acquisition"). On April 23, 1998, the Company, through its subsidiary, Crystaloid Technologies, Inc. acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable in 18 months subject to certain conditions.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On July 22, 1998, American Allsafe Company, a wholly owned subsidiary of the Company acquired all of the outstanding capital stock of Kedman Company (the " Kedman Acquisition") for $9.2 million. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition (collectively the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, total purchase costs for each of these transactions has been allocated to the assets and liabilities of the Company based on their respective fair values at date of acquisition. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates. Intangible assets totaling approximately $20.7 million were recorded in connection with the Acquisitions.

     The unaudited pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1998 and 1997 gives effect to: (i) the Acquisitions and (ii) the refinancing (See discussion in Note 6) as if each had occurred on the first day of the period presented. Assuming the Acquisitions occurred on January 1, 1997, pro forma consolidated net sales would have been $143.9 million and $141.5 million for the nine months ended September 30, 1998 and 1997, respectively. Pro forma consolidated net income before extraordinary items would have been $1.4 million for the nine months ended September 30, 1998 and a net loss of $12.3 million for the nine months ended September 30, 1997. These amounts represent unaudited data and in management's opinion are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(6)   Financing activities

     Credit Agreement
     In connection with the Allsafe Acquisition and the Crystaloid Acquisition, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at September 30, 1998. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to Operating Cash Flow (as defined in the Credit Agreement). The average interest rate on the outstanding borrowings was 7.9% at September 30, 1998. At September 30, 1998 there was $10.8 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $17.8 million.

     Senior Subordinated Notes
     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

     In connection with the refinancing and the Allsafe Acquisition and the Crystaloid Acquisition, the Company recorded $7.6 million of extraordinary expense for the period ended September 30, 1998 consisting of the write-off of deferred financing costs, unamortized debt discount and a prepayment premium. Additionally, a portion of the refinancing proceeds were utilized to repay senior debt, senior subordinated notes, preferred stock and the repurchase of common stock from an institutional investor.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(7)  Condensed Consolidating Financial Information
     Financial information regarding the Guarantors as of September 30, 1998 and 1997 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997 is presented below for the purpose of complying with the reporting requirements of the Guarantors Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.



                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     September 30, 1998
                                                                                    Non-
                                                   Parent           Guarantor    Guarantor
                                                   Company        Subsidiaries   Subsidiary         Eliminations   Consolidated
                                                   -------        ------------   ----------         ------------   ------------

                ASSETS
                ------

Current assets:
     Cash and cash equivalents ............      $    --           $    --        $     516         $      --      $     516
     Accounts receivable, net .............         6,836             19,444          1,715                --         27,995
     Inventories ..........................         7,649             25,912          1,352              (296)        34,617
     Prepaid expenses ....................            338                385             22                --            745
                                                 --------          ---------       ---------         ---------      --------
                Total current assets ......        14,823             45,741          3,605              (296)        63,873

     Property, plant and equipment ........        10,932             22,694            214                --         33,840
     Intangibles ..........................        14,441             60,022          2,510                --         76,973
     Note receivable ......................        48,091                --             --            (48,091)           --
     Deferred financing costs .............         7,160                --             --                --           7,160
     Investment in subsidiaries ...........        28,651                --             --            (28,651)           --
     Other noncurrent assets ..............          --                  449             55               --             504
                                                ---------          ---------       ---------        ----------     ---------
                                                $ 124,098           $128,906      $   6,384         $ (77,038)     $ 182,350
                                                =========          =========       =========        ==========     =========

     LIABILITIES AND
     STOCKHOLDERS' DEFICIT
     ---------------------

Current liabilities:
     Notes payable to parent ..............     $   --              $ 44,742      $   3,349         $ (48,091)      $    --
     Accounts payable .....................         2,242             13,394            913               --          16,549
     Accrued and other liabilities ........         3,188              1,962          1,200               --           6,350
     Accrued interest .....................         5,430                --             --                --           5,430
     Accrued taxes ........................         1,075                 52             66               --           1,193
                                                  -------            -------         -------          --------        ------
                Total current liabilities .        11,935             60,150          5,528           (48,091)        29,522

Long-term debt, less current
   maturities .............................       193,368                --              --               --         193,368
Other noncurrent liabilities ..............         3,373                  5             --               --           3,378
Due to parent .............................       (41,046)            39,695          1,351               --             --
Preferred stock ...........................          --                  --              --               --             --

Stockholders' deficit
     Common stock .........................          --                    1             --               (1)             --
     Additional paid-in capital ...........         2,951             34,499             --           (34,498)         2,952
     Cumulative translation
        adjustment ........................          --                (115)             25               --            (90)
     Loans due on common stock ............          (343)               --              --               --           (343)
     Accumulated deficit ..................       (46,140)           (5,329)          (520)             5,552       (46,437)
                                                ---------          ---------          ------        ---------       --------
                Total stockholders' deficit       (43,532)            29,056          (495)          (28,947)       (43,918)
                                                ---------          ---------         -------        ----------      --------
                                                $ 124,098          $ 128,906      $   6,384         $ (77,038)     $ 182,350
                                                =========          =========         =======        ==========      ========

                                 JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  Three months ended September 30, 1998


                                                                         Non-
                                              Parent     Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiary  Eliminations  Consolidated
                                             -------    ------------  ----------  ------------  ------------


Net sales ................................   $ 13,204    $ 36,997    $  1,895    $ (3,699)       $ 48,397
Operating expenses:
            Cost of sales ................      8,435      26,342       1,249      (3,580)         32,446
            Selling, general and
               administrative ............      2,515       4,373         969        --             7,857
            Amortization of
               intangibles ...............        275       2,412          29        --             2,716
                                               ------      ------      ------      ------          ------
                                               11,225      33,127       2,247      (3,580)         43,019

Operating income (loss) ..................      1,979       3,870        (352)       (119)          5,378

Other
            Interest expense,net .........     (3,534)       (853)       --          --           (4,387)
            Amortization of deferred
               financing costs ...........       (292)       --          --          --             (292)
            Other ........................      1,959      (2,118)         54        --             (105)
                                               ------      -------     ------      ------          ------

Income (loss) before income tax ..........        112         899        (298)       (119)            594
   provision

Income tax expense .......................       (223)         57           6        --             (160)

Equity earnings in subsidiaries ..........        538        --          --          (538)             --

Extraordinary item
Loss due to early extinguishement of debts       --          --          --          --                --
                                             --------    --------    --------    --------         -------

Net income (loss) ........................   $    873    $    842    $   (304)   $   (657)       $    754
                                             ========    ========    ========    ========        ========


                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                         Nine months ended September 30, 1998

                                                                                    Non-
                                                    Parent      Guarantor        Guarantor
                                                    Company    Subsidiaries      Subsidiary      Eliminations   Consolidated
                                                    -------    ------------      ----------      ------------   ------------

Net sales ...............................          $  36,955      $  92,572      $   6,854      $  (9,304)     $ 127,077
Operating expenses:
         Cost of sales ..................             23,705         66,467          4,411         (9,033)        85,550
         Selling, general and
            administrative ..............              7,603          9,294          2,925           --           19,822
         Amortization of
            intangibles .................                825          5,625             29           --            6,479
                                                     --------      ---------       --------       ---------      -------
                                                      32,133         81,386          7,365         (9,033)       111,851

Operating income (loss) .................              4,822         11,186           (511)          (271)        15,226

Other
         Interest expense, net ..........            (10,052)        (1,391)          --             --         (11,443)
         Amortization of deferred
            financing costs .............             (1,049)          --             --             --          (1,049)
         Other ..........................              5,121         (5,617)            29           --            (467)
                                                     --------      ---------       --------       ---------     --------

Income (loss) before income tax .........             (1,158)         4,178           (482)          (271)         2,267
   provision

Income tax expense ......................               (72)           187             38           --               153

Equity earnings in subsidiaries .........              3,471           --             --           (3,471)            --

Extraordinary item
Loss due to early extinguishment of debts             (7,558)          --             --             --          (7,558)
                                                    --------       ---------      ---------      ----------     --------

Net income (loss) .......................          $  (5,173)     $   3,991      $    (520)     $  (3,742)     $ (5,444)
                                                    =========      =========      =========      =========      =========


                                                JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                                 Nine months ended September 30, 1998

                                                                                          Non-
                                                                 Parent    Guarantor    Guarantor
                                                                Company   Subsidiaries  Subsdiary    Eliminations  Consolidated
                                                                -------   ------------  ---------    ------------  ------------


Cash flow from operating activities:
Net cash (used in ) provided by operating activities: ...         8,549     6,847         (1,063)        (6,050)           8,283

Cash flows from investing activities:
       Capital expenditures .............................        (1,201)   (3,348)          (154)           --           (4,703)
       Acquisition of business, including direct expenses       (46,072)      --             --             --          (46,072)
       Deferral of acquisition price, net of payments ...           500       --            (477)           --               23
                                                                --------   --------       --------       --------       --------
Net cash used in investing activities ...................       (46,773)   (3,348)          (631)           --          (50,752)

Cash flows from financing activities:
       Proceeds from issuance of long-term obligations ..       204,332       --             --             --           204,332
       Repurchase of common stock, net of loan payments .        (4,150)      --             --             --           (4,150)
       Repurchase of preferred stock ....................       (23,998)      --             --             --          (23,998)
       Financing costs ..................................        (7,103)     (397)           --             --           (7,500)
       Prepayment premium of long-term obligations ......        (2,210)      --             --             --           (2,210)
       Repayment of long-term obligations ...............      (124,012)      --             --             --         (124,012)
                                                               --------     --------       --------       --------     ---------
Net cash provided by financing activities ...............        42,859      (397)           --             --            42,462
                                                               --------     --------       --------       --------     ---------



Net decrease in cash ....................................                                                                    (7)
Cash and cash equivalents, beginning of period ..........                                                                    523
                                                                                                                            ----
Cash and cash equivalents, end of period ................                                                               $    516
                                                                                                                           =====

                                             JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENT- (contiued)

(7) Condensed Consolidating Financial Information (con't)

                                             CONDENSED CONSOLIDATING BALANCE SHEETS
                                                       At December 31, 1997

                                                                           Non-
                                         Parent       Guarantor         Guarantor
                                         Company      Subsidiaries      Subsidiary   Eliminations   Consolidated
                                         -------      ------------      ----------   ------------   ------------
          ASSETS
          ------
Current assets:
       Cash and cash equivalents ....     $    --        $    --        $     523      $    --        $     523
       Accounts receivable, net .....         7,565          8,426          1,476         (2,579)        14,888
       Inventories ..................         8,064         14,322            476            (25)        22,837
       Prepaid expenses .............           256            104             49           --              409
                                           --------       --------       --------       --------      ---------
          Total current assets ......        15,885         22,852          2,524         (2,604)        38,657

       Property, plant and equipment         11,625          9,035            158           --           20,818
       Intangibles ..................        16,836         41,179          2,035           --           60,050
       Deferred financing costs .....         5,180           --             --             --            5,180
       Investment in subsidiaries ...        25,180           --             --          (25,180)           --
       Other noncurrent assets ......          --              342           --             --              342
                                          ---------      ----------     ---------      ---------      ---------
                                          $  74,706      $  73,408      $   4,717      $ (27,784)     $ 125,047
                                          =========      =========      =========      =========      =========

       LIABILITIES AND
       STOCKHOLDERS' DEFICIT
       ---------------------

Current liabilities:
       Current maturies of long-
          term debt .................     $   6,120      $    --        $    --        $    --        $   6,120
       Accounts payable .............         3,743          7,493            196           --           11,432
       Accrued and other liabilities          2,949            855          1,397           --            5,201
       Accrued interest .............         2,102           --             --             --            2,102
       Accrued taxes ................           482           --               52           --              534
                                           --------       ---------      --------       --------       --------
          Total current
             liabilities ............        15,396          8,348          1,645           --           25,389

Long-term debt, less current
   maturities .......................       106,381           --             --             --          106,381
Other noncurrent liabilities ........         3,368           --              235           --            3,603
Due to parent .......................       (40,244)        39,986          2,837         (2,579)           --

Preferred stock .....................        20,951           --             --             --           20,951

Stockholders' deficit
       Common stock .................          --                1           --               (1)           --
       Additional paid-in capital ...         7,102         34,499           --          (34,499)         7,102
       Cumulative translation
          adjustment ................          --             (106)          --             --            (106)
       Loans due on common stock ....          (343)          --             --             --            (343)
       Accumulated deficit ..........       (37,905)        (9,320)          --            9,295       (37,930)
                                           --------      ---------      ---------      ---------      ---------
          Total stockholders' deficit       (31,146)        25,074           --          (25,205)      (31,277)
                                          ---------      ---------      ---------      ---------      ---------
                                          $  74,706      $  73,408      $   4,717      ($ 27,784)     $ 125,047
                                          =========      =========      =========      =========      =========

                                 JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  Three months ended September 30, 1998

                                                                             Non-
                                              Parent       Guarantor      Guarantor
                                             Company      Subsidiaries    Subsidiary  Eliminations    Consolidated
                                             -------      -----------     ----------  ------------    ------------


Net sales ................................     $ 13,204      $ 36,997      $  1,895      $ (3,699)     $ 48,397
Operating expenses:
            Cost of sales ................        8,435        26,342         1,249        (3,580)       32,446
            Selling, general and
               administrative ............        2,515         4,373           969          --           7,857
            Amortization of
               intangibles ...............          275         2,412            29          --           2,716
                                                --------      --------      --------     --------      --------
                                                 11,225        33,127         2,247        (3,580)       43,019

Operating income (loss) ..................        1,979         3,870          (352)         (119)        5,378

Other
            Interest expense,net .........       (3,534)         (853)         --            --          4,387)
            Amortization of deferred
               financing costs ...........         (292)         --            --            --           (292)
            Other ........................        1,959        (2,118)           54          --           (105)
                                                 -------       -------       -------      -------       -------

Income (loss) before income tax ..........          112           899          (298)         (119)          594
   provision

Income tax expense .......................         (223)           57             6          --           (160)

Equity earnings in subsidiaries ..........          538          --            --            (538)          --

Extraordinary item
Loss due to early extinguishement of debts         --            --            --            --             --
                                               --------      --------      --------      --------      --------

Net income (loss) ........................     $    873      $    842      $   (304)     $   (657)     $    754
                                               ========      ========      ========      ========      ========


                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                           Nine months ended September 30, 1997
                                                                                     Non
                                               Parent        Guarantor     Guarantor
                                               Company      Subsidiaries   Subsidiary  Eliminations   Consolidated
                                               -------      ------------   ----------  ------------   ------------


Net sales ...........................           $ 35,686      $ 66,208      $   --        $ (5,519)      $ 96,375
Operating expenses:
             Cost of sales ..........             23,634        50,084          --          (5,524)        68,194
             Selling, general and
                administrative ......              6,617         4,875          --            --           11,492
             Write down of assets ...               --             335          --            --              335
             Amortization of
                intangibles .........             10,214         2,645          --            --           12,859
                                                 --------      --------      --------      --------      --------
                                                  40,465        57,939          --          (5,524)        92,880

Operating income (loss) .............             (4,779)        8,269          --               5          3,495

Other ...............................
             Interest expense, net ..             (9,025)         --            --            --          (9,025)
             Amortization of deferred
                financing costs .....               (949)         --            --            --            (949)
             Other ..................              5,484        (6,181)         --            --            (697)
                                                  -------      --------      --------      --------       -------

Income (loss) before income tax .....             (9,269)        2,088          --               5        (7,176)
   provision

Income tax expense ..................                 50           121          --            --              171

Equity earnings in subsidiaries .....              1,967          --            --          (1,967)           --
                                                --------      --------       --------      --------       -------

Net income (loss) ...................           $ (7,352)     $  1,967      $   --        $ (1,962)     $ (7,347)
                                                ========      ========       ========      ========      ========

                                                JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                                 Nine months ended September 30, 1997


                                                                    Parent       Guarantor
                                                                    Company     Subsidiaries      Eliminations   Consolidated
                                                                    -------     ------------      ------------    -----------

Cash flow from operating activities:
Net cash (used in ) provided by operating activities: ...             1,018        4,569            (1,967)             3,620

Cash flows from investing activities:
         Capital expenditures ...........................            (1,423)        (535)              --              1,958)
         Deferral of acquisition, net of payments ......               --         (2,000)              --             (2,000)
         Proceeds from the sale of assets ..............                946          804               --               1,750
                                                                     -------      -------            --------         -------
Net cash used in investing activities ...................              (477)      (1,731)              --             (2,208)

Financing activities
         Repayment of long-term obligations .............            (1,392)        --                 --             (1,392)
         Repurchase of common stock, net of loan payments              (20)         --                 --               (20)
                                                                     -------     --------            --------         -------
Net cash provided from financing activities .............            (1,412)        --                 --             (1,412)
                                                                     -------     --------            --------         -------

Net increase in cash and cash equivalents ...............                                                                  --
Cash and cash equivalents, beginning of period ..........                                                                  --
                                                                                                                      -------
Cash and cash equivalents, end of period ................                                                             $    --
                                                                                                                      =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition and results should be read in conjunction with the Company's consolidated financial statements, including the notes, as well as with the Company's other filings with the Securities and Exchange Commission. All statements, trend analysis and other information contained in this filing relative to markets for the Company's services and trends in the Company's operations or financial results, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intent" and other similar expressions, constitute forward-looking statements as defined in Section 21E(i)(1) of the Exchange Act and are subject to business and economic risks and actual results may differ materially from those contemplated by the forward-looking statements.

On October 29, 1997, the Company acquired Lansec GmbH and Lansec S.A. (the "Lansec Acquisition"). On April 22, 1998 the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million (the "Allsafe Acquisition"). On April 23, 1998 the Company, through its subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable in 18 months subject to certain conditions. On July 22, 1998, American Allsafe Company acquired all of the outstanding capital stock of Kedman Company (the " Kedman Acquisition") for $9.2 million. Operating results of the Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition (collectively, the "Acquisitions") have been included in the financial statements of the Company as of these dates.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net sales- Net sales for the three months ended September 30, 1998 increased 41.9% to $48.4 million from $34.1 million in 1997. The increase in sales for this period is primarily attributed to the Acquisitions and the Lansec Acquisition which provided $16.0 million in net sales for the three months ended September 30, 1998. Had the Acquisitions occurred on January 1, 1997, net sales for the three month period would have declined slightly to $48.7 million in 1998 from $49.9 million in 1997. The Company believes that a softening U.S. economy and the weakened Asian economy hampered overall internal growth for the quarter ending September 30, 1998.

     Cost of sales- Cost of sales for the three months ended September 30, 1998 increased 35.4% to $32.4 million from $24.0 million in 1997, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 67.0% from 70.3% due to various cost reductions, a favorable product mix and improved margins associated with the Acquisitions.

     Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended September 30, 1998 increased 103.5% to $7.9 million from $3.9 million due to the Acquisitions. Selling, general & administrative expenses as a percentage of sales increased from 11.3% to 16.2% due to the distribution costs associated with the newly acquired European operation.

     Operating income- Operating income for the three months ended September 30, 1998 increased to $5.4 million from $2.8 million in 1997 due to the Acquisitions, various cost reductions and reduced amortization expenses as certain intangibles were fully amortized during 1997.

     Income tax expense- Income tax expense for the three months ended September 30, 1998 decreased to ($0.2 million) from $0.2 million in 1997. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses for certain intangibles.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net sales- Net sales for the nine months ended September 30, 1998 increased
31.9 % to $127.1 million from $96.4 million in 1997. The increase in sales resulted from internal growth and the Acquisitions. The Acquisitions and the Lansec Acquisition contributed $30.3 million in net sales for the nine months ended September 30, 1998. Had the Acquisitions occurred on January 1, 1997, net sales would have increased by 2.0% to $144.0 million from $141.5 million in 1997. As discussed above, the Company's believes that its nine month performance was impacted by a softening U.S. economy and the weakened Asian economy for the three month period ended September 30, 1998.

     Cost of sales- Cost of sales for the nine months ended September 30, 1998 increased 25.5% to $85.6 million from $68.2 million in 1997, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 67.3% from 70.8% due to various cost reductions, a favorable product mix and improved margins associated with the Acquisitions.

     Selling, general & administrative expenses- Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 72.5% to $19.8 million from $11.5 million due to the Acquisitions. Selling, general & administrative expenses as a percentage of net sales increased to 15.6% from 11.9% due the distribution costs associated with the newly acquired European operation.

     Operating income- Operating income for the nine months ended September 30, 1998 increased to $15.2 million from $3.5 million in 1997 due to the Acquisitions, various cost reductions and reduced amortization expenses as certain intangibles were fully amortized during 1997.

     Income tax expense- Income tax expense for the nine months ended September 30, 1998 remained unchanged at $0.2 million. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses for certain intangibles. Liquidity and Capital Resources

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $8.3 million and $3.6 million, respectively. Changes in working capital resulted in cash uses of $5.3 million and $6.3 million for the nine months ended September 30, 1998 and 1997, respectively.

Cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $50.8 million and $2.2 million, respectively. The 1998 period includes $46.1 million expended for the Acquisitions. Capital expenditures for the nine months ended September 30, 1998 and 1997 were $4.7 million and $2.0 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $42.5 million and a use of cash of $1.4 million in 1997. The Acquisitions were principally financed with the proceeds of the Senior Subordinated Notes and the New Credit Facility.

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. At September 30, 1998 there was $10.8 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $17.8 million. The average interest rate on the outstanding borrowings was 7.9% at September 30, 1998.

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

Year 2000 Compliance

Management has initiated a comprehensive study and program to prepare the company' computer systems, manufacturing systems and facility systems, and the related systems applications for the Year 2000. The company is utilizing both internal and external resources to identify, correct or reprogram the systems for the Year 2000 compliance. The Company expects these efforts to be substantially completed by June 30, 1999. Maintenance or modification cost will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company currently does not expect the amounts required to be incurred to have a material effect on its financial condition, result of operations or liquidity. The Company has initiated formal communication with its suppliers and large customers to determine the extent and steps they are talking to be Year 2000 compliant. To date no significant issues have been identified that management has not addressed; however there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely way and would not have an adverse effect on the Company's businesses. The costs of the project, are immaterial, and the date on which the Company believes it will be complete with Year 2000 modifications are based on management' current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of new software and the ability of the Company's customers and suppliers to be Year 2000 compliant.

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

None

Item 3. - Defaults Upon Senior Securities
None
Item 4. - Submission of Matters to a Vote of Security Holders
None
Item 5. - Other Information
None

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are included with this report:

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

         On August 4, 1998, the Company filed a Form 8-K relating to the acquisition of the Kedman Company by American Allsafe Company, a wholly owned subsidiary of the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JACKSON PRODUCTS, INC.
                                              (Registrant)


Date : 11/12/98                           By:/s/ Christopher T. Paule
                                          ---------------------------
                                          Christopher T. Paule
                                          Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

INDEX TO EXHIBITS



27.      Financial Data Schedule