Form 10-K
period 1998-12-31
JACKSON PRODUCTS INC
filed 1999-03-26
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 Commission File Number:........... 333-53987................................

                        JACKSON PRODUCTS, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)
           Delaware                                        75-2470881
-------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer ID No.)
    incorporation or organization)

               2997 Clarkson Road, Chesterfield, Missouri 63017
-------------------------------------------------------------------------------
               (Address of principal executive offices)

                           (314) 207-2700
-------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)
                             N/A
-------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    38,530  shares of Class A Common  Stock at February 28, 1999
                     8,526 shares of Class C Common Stock at February 28, 1999

TABLE OF CONTENTS
PART I.............................................................
    Item 1   Business..............................................           3
    Item 2.  Properties ...........................................           7
    Item 3.  Legal Proceedings.....................................           7
    Item 4.  Submission of Matters to a Vote of Secuirty Holders...           7

PART II............................................................
    Item 5.  Market For Registrant's Common Equity and Related
             Stockholder Matters...................................           7
    Item 6.  Selected Financial Data...............................           8
    Item 7.  Management's Discussion and Analyisis of Financial
             Condition and Results of Operations....................          9
    Item 7A. Quantitative and Qualitative Disclosures about Market
             Risk..................................................           12
    Item 8.  Financial Statements and Supplementary Data............          12
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................          36

PART III. ..........................................................
    Item 10. Directors and Executive Officers.......................          36
    Item 11. Executive Compensation.................................          37
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.............................................          40
    Item 13. Certain Relationships and Related Transactions.........          41

Part IV.
    Item 14. Exhibits, Financial Statement Schedules,and Reports
             on Form 8-K............................................          42
    Signatures......................................................          52

ITEM 1.  BUSINESS

GENERAL

Jackson Products, Inc. ("JPI" or the "Company") is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the personal and highway safety markets throughout North America and Europe. JPI markets its products under established, well-known brand names to an extensive network of over 8,000 distributors, wholesalers, contractors and government agencies. Management believes that the Company holds leading market share positions in each of its primary product lines, reflecting the Company's (i) proprietary technology, (ii) strong reputation and relationships with its customer base, (iii) breadth of product lines and (iv) low cost manufacturing operations.

Due to strong industry fundamentals, its solid competitive position and strategic acquisitions, the Company has achieved significant and consistent growth under its current management team. The Company currently focuses on two product groups: (i) personal safety products, which represented approximately 61% of pro forma net sales in 1998, and (ii) highway safety products, which represented approximately 39% of pro forma net sales in 1998.

The Acquisitions

On April 22, 1998, the Company acquired all of the outstanding capital stock of Allsafe and Silencio/Safety Direct for $29.5 million (the "Allsafe
Acquisition"). Products sold by these companies include safety goggles, spectacles, hardhats, hazard warnings and hearing safety products. The Allsafe Acquisition has provided JPI with complementary product lines, additional channels of distribution and new end-users. Allsafe and Silencio/Safety Direct generated an aggregate of approximately $33.8 million of pro forma net sales in 1998.

On April 23, 1998, the Company acquired all of the outstanding capital stock of Crystaloid for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable 18 months from the April 23, 1998 closing of the Crystaloid Acquisition. Crystaloid is a manufacturer of liquid crystal displays for use in aviation and industrial equipment, including the Company's line of auto-darkening filter lenses and welding helmets. The acquisition provides JPI with an in-house technology base for both existing and new safety products and an in-house source for its current liquid crystal shutter needs. Crystaloid generated $11.0 million of pro forma net sales in 1998.

On July 22, 1998, the Company, through Allsafe, acquired all of the outstanding capital stock of Kedman Company for a total purchase price of $9.2 million. Kedman has a firm hold on its customer base through its service philosophies, marketing plans and its "small business," personal touch. Its manufactured products, (i.e. helmets, visors, headgear and screwdrivers) provide JPI with additional products to its personal safety products group. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are hereafter referred to as "the Acquisitions".

Personal Safety Products

The Company sells over 10,000 different safety products (a figure which includes different styles of similar products) including welding helmets and auto-darkening welding filter lenses, safety caps and hardhats, face shields and visors, safety goggles and spectacles, prescription safety eyewear frames and hearing protection products under the Jackson, Morsafe, Aden, Contour Marker, American Allsafe Co., Team Silencio, Huntsman and Lamba brand names. Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors as well as throughout general industry, including oil, gas and chemical processors, metal fabricators and auto and aircraft manufacturers. The Company's products are designed to protect workers from various head/eye/face hazards in manufacturing environments, including flying debris, chemical splashes, excessive noise, noxious fumes and ultraviolet rays. The Company differentiates itself within its market by providing broad lines of innovative products, often employing proprietary technology, that meet the specialized needs of its end-users.

A 1998 study prepared by Frost & Sullivan (the "Frost & Sullivan Report") estimated that the size of the segment of the personal safety products market in which the Company competes is approximately $767 million in the U.S. in 1998, and an additional $960 million within Europe in 1997. Historically, a large number of relatively small, independent manufacturers with limited product lines have served the personal safety products market, and the industry remains highly fragmented. Management believes that manufacturers offering a wide range of products having a high degree of market acceptance and strong brand names, such as the Company, benefit from several competitive advantages, including (i) economies of scale in manufacturing, sales and distribution, (ii) greater appeal to large industrial distributors and national retailers seeking to rationalize their sources of supply and (iii) an extensive distribution network for introducing new product categories and product enhancements.

Several factors are driving growth in the personal safety products market. Employers are now increasingly aware of savings in insurance costs and workers' compensation costs that can be achieved through the consistent use of effective personal safety products. Significant growth in demand will also continue to be realized as government regulations which mandate the use of personal safety products are instituted and enforced by agencies like OSHA and the National Institute of Occupational Safety and Health ("NIOSH"). In addition, improvements in comfort, performance, and styling have resulted in the increased acceptance of personal safety products by their users. The market for personal safety products is expanding beyond the traditional U.S. industrial distributor. Retail home centers and mass merchandisers are offering a greater variety of personal safety  products  for  the  consumer  do-it-yourself  market.  As  manufacturing employment and safety awareness grow outside of the U.S. and Europe, international demand for personal safety products could increase.

Personal safety products generated net sales of $110.6 million on a pro forma basis for the Company in 1998. The Company's product offerings include welding helmets and auto-darkening welding filter lenses, hardhats, face shields, safety spectacles and prescription safety eyewear frames. Management believes that JPI is the leading supplier of welding safety equipment in North America, with an estimated 55% market share. JPI's Electronic Quick Change ("EQC") product line offers a technologically advanced range of welding helmet filter lenses featuring the world's fastest auto-darkening switching speed. Switching speed represents the time required for a lens to switch from a light to dark state. Auto-darkening technology allows welders to see without lifting the helmet, therefore improving worker productivity while significantly reducing repetitive motion and eye injuries.

The U.S. industrial market for personal safety products focused on the eye, face, ear and head is estimated by the Frost & Sullivan Report to have been in excess of $767 million in 1998. JPI's sales of personal safety products have benefited and are expected to continue to benefit from increased workplace regulation and safety awareness. The Company believes the outlook for the U.S. personal safety products market is continually being influenced by heightened social awareness regarding worker health and safety, which in turn stimulates legislation requiring and monitoring the use of safety products in commercial and industrial environments. The Company expects that the enforcement of safety regulations by government agencies, such as the Occupational Safety and Health Administration ("OSHA"), and the efforts of employers and insurance carriers to contain group health care and workers' compensation costs should maintain the growth of the market.

In order to capitalize on these strong industry fundamentals, the Company has made several acquisitions to build its personal safety products business. In 1996, the Company acquired OSD Envizion, Inc. ("OSD"), providing JPI with an estimated 70% market share of the North American auto-darkening welding filter lens market and establishing JPI as the only North American-based manufacturer of auto-darkening welding filter lenses. In 1997, the Company formed Lansec Holding GmbH ("GmbH") to acquire several European businesses. The formation of GmbH provided the Company with in-house European distribution for its auto-darkening product line as well as an overseas infrastructure platform for the Company's other welding safety products. The acquisition of American Allsafe Company ("Allsafe")and Silencio/Safety Direct, Inc. ("Silencio/Safety Direct") further expands the range of the Company's personal safety products and enhance the Company's channels of distribution. The acquisition of Crystaloid Technologies, Inc. ("Crystaloid") and its expertise in liquid crystal technology is expected to strengthen the Company's lead in auto-darkening technology and allow for the development of additional applications in new markets. The acquisition of Kedman Company, ("Kedman") expands the Company's presence in the west and widens the current distribution channels.

Highway Safety Products

The Company sells over 1,100 different products including reflective glass beads, cones, channelizers, pavement tape, flags, vests and roll-up signs, barricades and high intensity lights. Primary customers for these products include state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies. The Company's highway safety products are designed to make both driving and construction on highways safer by enhancing driving visibility and marking construction sites.

Sales of the Company's highway safety products are driven by the amount of state and federal expenditures on highway construction and maintenance as well as the increase in regulations governing highway markings. The U.S. Federal Highway Administration has estimated that one-third of the nation's highways are in need of repair. As a result, management believes the U.S. highway industry is poised to benefit from expected increases in infrastructure spending. Federal highway funding since 1991 has been governed by the Intermodal Surface Transportation Efficiency Act ("ISTEA"), which provided $124 billion for highway programs to be funded over a six-year period, initially ending in October 1997. The U.S. Senate and House of Representatives approved a new joint public works bill, the Transportation Equity Act for the 21st Century ("TEA-21"), on May 22, 1998. TEA-21 provides for $173 billion in highway funding over the next six years, a 40% increase over ISTEA.

Highway safety products generated net sales of $71.7 million for the Company in 1998. Highway safety products offered by the Company include traffic cones and markers, barricades, reflective clothing and glass beads. Glass beads provide the reflective agent in an extensive range of applications, such as highway striping, traffic signs, aviation runways, license plates and reflective tape. The Company believes that it has a leading market share in North America in the majority of its primary highway safety product categories.

The U.S. market for highway safety products sold by JPI is estimated by the Company to be approximately $450 million. The demand for highway safety products is primarily driven by state and federal expenditures on highway construction and maintenance. Management expects such government spending to increase in the future to address the deteriorating and increasingly congested North American highway infrastructure. The U.S. Federal Highway Administration has estimated that nearly one-third of the nation's interstate highways are in need of immediate repair.

Sales and Distribution

Personal Safety Products. The Company distributes its personal safety products domestically primarily through a network of wholesalers and distributors. The Company's sales force directs its efforts at the distributor and end-user levels to create an effective pull-through of products to the market. The Company's in-house sales forces are covered by incentive bonus plans while the Company's manufacturer representatives are compensated on a varying commission structure. These salespeople and agents are supported by regionally-based sales and technical specialists allowing the Company to deliver high levels of customer service locally in its significant markets. Internationally, the Company distributes its products primarily through Lansec, which operates business divisions in Germany, France, Italy, the United Kingdom and the Netherlands.

Highway Safety Products. The Company distributes its highway safety products through direct salespersons and catalogues. The Company's line of reflective and industrial glass beads are sold by salespeople directly to state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contracted supply and rental companies. The Company's other highway safety products are sold through a combined effort of in-house sales personnel, manufactures representatives, a well-circulated Company catalog and inclusion in various industrial supply catalogs.

Manufacturing

The Company uses a variety of manufacturing processes to produce products for the personal and highway safety product industry. Products manufactured from plastic, polycarbonate, polyvinylchloride ("PVC"), resins and similar raw materials are produced using injection molding, compression molding, flow molding and blow molding techniques. Such products include welding helmets, hardhats, cones, channelizers, safety goggles and face shields.

Crystaloid possesses liquid crystal technology with which it produces liquid crystal shutters used in Jackson's auto-darkening welding filter lenses.

Flex-O-Lite produces low index glass beads through a process by which cullet or scrap glass is run through a pulverizer, screened and stored by size. The ground cullet is then fed into the bottom of a gas burner, and as the cullet rises it melts to form spheres, which are cooled and packed. High index glass beads are produced with virgin raw materials, which are mixed in a hopper then heated into molten glass. The molten glass is passed through a break-up burner where it is formed into glass beads. The 1.9x beads are cooled and sorted, the 2.1x beads are passed through another burner which effectively polishes the beads to result in the higher refraction.

Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products are purchased both domestically and internationally. The Company believes that its supply sources are both well-established and reliable. Although the Company has no long-term supply contracts, it has experienced no significant problems in supplying its operations. The Company has ongoing relationships with certain suppliers of raw materials, however the Company believes that there are a number of reliable vendors available and it is able to obtain competitive pricing for raw materials. Raw material prices fluctuate over time depending on supply, demand and other factors and increases in raw material prices may have an impact on the Company's financial performance.

Intellectual Property

It is the Company's policy to protect its intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. The Company owns and uses trademarks and brand names to identify itself as a source of certain goods. The following brand names of certain company products and product lines are registered in the United States: Jackson, Morsafe, Flex-O-Lite, EQC, Aden, Contour Market, American Allsafe Co., Team Silencio, Huntsman and Lamba.

Whenever possible, the Company's intellectual property rights are protected through the filing of applications for and registrations of trademarks and patents. In addition, the Company protects its trade secrets by requiring certain of its employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in certain circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information.

No assurance can be given that others will not independently develop substantially equivalent proprietary information and technologies, otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to unpatented trade secrets. Further, there can be no assurance that infringement or invalidity claims will not be asserted against the Company in the future. The costs of defending such claims, or an unfavorable determination with respect to litigation based on such claims, could have a material adverse effect on the Company's business and financial condition.

The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights.

Environmental Matters

The Company is subject to Federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the costs of clean-up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company endeavors to maintain compliance with applicable environmental laws, but from time to time the Company's operations may result in noncompliance or liability for clean-up pursuant to such laws. Based on information reviewed by and available to the Company, the Company believes it is in compliance with applicable environmental laws. The Company does not believe it will incur significant material costs in connection with any compliance or potential liability under applicable environmental laws, and believes that any such costs will not have a material adverse effect on its business or financial condition.

Competition

The personal and highway safety products industries are highly competitive industries with participants ranging in size from small companies focusing on single types of safety products, to a few large multinational corporations which manufacture and supply many types of safety products. The Company's main competitors vary by region and product. The Company believes that participants in the personal and highway safety products industries compete primarily on the basis of price, product characteristics (such as functional performance, design and style), brand name recognition and service. The Company enjoys certain economies of scale which are not available to smaller competitors. Nonetheless, other large competitors may enjoy similar economies of scale and may possess greater financial or other resources than the Company. In addition, to maintain its market position, the Company must be competitive in the area of brand image, distribution, design, style, customer service, quality and price.

Government Regulation and Industrial Standards

Government regulation mandating the use of personal safety equipment for certain job classifications and work site environments is the most significant factor in the creation of demand for personal safety equipment. OSHA generally regulates the workplace environments in which personal safety equipment must be worn and specifies the standards which such equipment must meet. The Company believes it has complied in all material respects with the regulations and standards of these agencies, and any non-material non-compliance with such regulations and standards in the past have not had a material adverse effect on its business.

The primary users of the Company's personal safety products are industrial workers in the United States. As a result, decreases in general employment levels of industrial workers may have an adverse effect on the Company's sales. The Company's sales may also be adversely affected by changes in safety regulations covering industrial workers in the United States and in the level of enforcement of such regulations. Changes in regulations could reduce the need for and the utility of certain products manufactured by the Company.

The United States and Canadian regulatory agencies each mandate that the Company's products meet performance standards established by private groups, such as the American National Standards Institute ("ANSI") and the Canadian Standards Association ("CSA"), respectively. The Company's eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. The Company maintains and operates on-site testing labs at facilities which are equipped to perform necessary tests.

EMPLOYEES

As of December 31, 1998, the Company had 957 employees. The Company had 20 employees represented by a union pursuant a collective bargaining agreement, which will expire, at the option of either party, at the end of 1999.

ITEM 2. PROPERTIES

In addition to its executive offices in Chesterfield, Missouri, the Company operates 15 major facilities in the United States, Canada and Europe with a total area (including the executive offices) of approximately 714,000 square feet, of which the Company currently owns approximately 489,000 square feet and leases approximately 225,000 square feet. These facilities are as follows:

                                 User/                                                       Owned/       Lease
         Location              Subsidiary            Primary Use                Square Feet  Leased     Expiration
Chesterfield, Missouri         Corporate       Corporate and Administration         58,030     Leased       9/14/02
Belmont, Michigan              Jackson         Manufacturing and Distribution      148,100     Owned            --
Fenton, Missouri               SMC             Manufacturing and Distribution       84,414     Leased      12/31/00
Fenton, Missouri               Flex-O-Lite     Manufacturing and Distribution       20,400     Leased       3/31/03
Muscatine, Iowa                Flex-O-Lite     Manufacturing and Distribution       31,903     Owned            --
Paris, Texas                   Flex-O-Lite     Manufacturing and Distribution       91,363     Owned            --
Tonawonda, New York            Allsafe         Manufacturing and Distribution      100,000     Owned            --
Sparks, Nevada                 Allsafe         Manufacturing and Distribution  2 buildings     Leased      12/31/99
                                                                               20,000 each
Hudson, Ohio                   Crystaloid      Manufacturing and Distribution       36,770     Owned            --
St. Thomas, Ontario, Canada    Flex-O-Lite     Manufacturing and Distribution       21,244     Owned            --
Belmont, Ontario, Canada       Flex-O-Lite     Distribution                         10,000     Leased       Monthly
Alzenau, Germany               Lansec          Manufacturing and Distribution        5,895     Leased      10/31/02
Merignac, France               Lansec          Distribution                          2,592     Leased       8/31/01
Ede, Netherlands               Lansec          Distribution                          1,962     Leased      Monthly
Worcestershire, U.K.           Lansec          Distribution                          3,900     Leased     12/31/01
Milan, Italy                   Lansec          Sales office                            540     Leased      Monthly


The Company's facilities are adequate for its current production requirements. The Company expects that such facilities will remain adequate for the foreseeable future; however, the Company may shift operations among existing facilities in order to maximize production efficiency.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business. The Company is not aware of any pending or threatened legal proceeding which would reasonably be expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only authorized, issued and outstanding classes of capital stock of the Company is common stock, consisting of the Class A Common Stock and the Class C Common Stock. There is no established trading market for the Company's common stock.

The Company has not declared or paid any cash dividends on its common stock since its formation in August 1995. The Company's financing agreements contain restrictions on its ability to declare or pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the summary combined historical financial data of
(i) the Company's predecessor, Jackson Holding Company, for the periods 1994 and January 1, 1995 to August 16, 1995; (ii) the Company for the periods August 17, 1995 to December 31, 1995, 1996, 1997 and 1998; and (iii) the pro forma financial data for the year ended December 31, 1998. The pro forma financial information was prepared as if each of the Acquisitions had been consummated on the first day of the period presented for Statement of Operations Data. The pro forma data is unaudited. The pro forma information does not purport to represent what the consolidated results of the Company would have been had such transactions actually occurred at the beginning of the relevant period, and does not purport to project the combined financial position or the combined results of operations of the Company for the current year or for any future period. The summary and pro forma financial information set forth below should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this document.

                                                 Predecessor                             The Company
                                             ---------------------   ---------------------------------------------------

                                                        January 1,   August 17,
                                                         1995 to      1995 to                                        Pro
                                                        August 16,  December 31,                                    Forma
                                                1994       1995        1995        1996         1997     1998       1998
                                                ----       ----        ----        ----         ----     ----       ----
                                                                      (Dollars in thousands)
Statement of Operations Data:
    Net sales.......................           $92,838      $72,541   $ 37,558   $111,788     $123,417  $165,232   $182,250
    Cost of sales...................            67,348       52,416     30,566     80,485       87,466   111,325    121,648
    Selling, general & administrative
    expenses........................            12,337        9,640      4,965     14,440       15,205    27,566     31,816
    Asset sales.....................               --            --         --      1,050          335       576        576
    Amortization of intangibles.....             6,733        3,009      1,688     18,849       16,378     9,654     11,493
                                                 -----        -----      -----     ------       ------     -----     ------
    Operating income (loss).........             6,420        7,476        339    (3,036)        4,033    16,111     16,717

    Other expenses:
        Interest expense............           (6,676)       (5,279)    (4,381)  (11,306)     (12,050)   (15,803)   (16,906)
        Amortization of deferred
        financing costs.............             (765)         (525)      (340)   (1,076)      (1,261)    (1,271)    (1,271)
        Other.......................             (102)           14         14      (599)        (401)      (643)      (594)
        Sale of company expenses....               --        (4,391)        --        --           --         --         --
                                                -----        ------      -----     ------       ------     -----     ------
     Loss before income tax provision
     and extraordinary item.........           (1,123)       (2,705)    (4,368)  (16,017)     ( 9,679)   ( 1,606)   ( 2,054)
     Income tax expense.............               700           --         --       429          684        224        524
                                                ------       ------      -----     ------       ------     -----      -----
     Loss before extraordinary item.           (1,823)       (2,705)    (4,368)  (16,446)     (10,363)    (1,830)    (2,578)
     Extraordinary item:
     Loss due to early  extinguishment
     of debt........................           (1,914)       (7,236)        --        --           --     (7,558)    (7,558)
                                               ------        ------      -----     ------       ------    ------     ------
     Net loss.......................          $(3,737)      $(9,941)   $(4,368) $(16,446)    $(10,363)   $( 9,338) $(10,136)

Other Data
    EBITDA(1).......................           $16,894      $13,219    $ 7,209  $ 21,145       $24,660    $31,111    $34,001
    Depreciation and amortization...            10,138        5,548      3,141    23,131        20,292     15,793     18,555
    Capital expenditures............             2,055        1,744        465     1,910         3,246      6,670      7,605
    Ratio of earnings to fixed charges(2)           --           --         --        --            --         --         --
    Cash (used   in)provided by
    operating activities.............            7,104        2,774      7,410     6,833        10,313     15,417
    Cash used in investing activities          (44,485)      (1,661)    (129,154) (14,552)      (5,890)   (54,267)
    Cash (used in)provided by
    financing activities.............           35,694       (1,113)    121,619    7,719        (3,900)    38,654
Balance Sheet Data:
    Cash............................           $    --       $   --    $    --   $    --      $    523    $   327
    Total assets....................           112,658      108,739     141,525   135,015      125,047    171,239
    Remeemable preferred stock and
    long-term debt,including current
    portion.........................            79,488       80,953     122,771   134,194      133,452    190,389
    Total stockholder's equity(deficit)         14,215        4,329       1,517   (17,738)     (31,277)   (47,712)


(1) EBITDA represents operating income plus depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness.

(2) In the computation of the ratio to fixed charges, earnings consist of income before taxes and extraordinary (loss), plus fixed charges. Fixed charges consist of interest expense on indebtedness, plus that portion of lease rental expense representative of the interest factor. Earnings were insufficient to cover fixed charges by approximately $1,123 for 1994; $2,705 for the period from January 1, 1995 to August 16, 1995; $4,368 for the period from August 17, 1995 to December 31, 1995; $16, 017 for 1996; $9,679 for 1997 and $1,606 for 1998.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's financial condition and results should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report. This report contains forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipate," "believe," "plan," "estimate," "expect," and "intent" and other similar expressions. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, acutal results could differ materially from those contemplated by the forward-looking statements.

The Company, which was founded in 1932, operated as Jackson Holding Company from April 1, 1993 to August 16, 1995. On August 16, 1995, the Company was acquired by members of management and affiliates of The Jordan Company. In October 1996, the Company acquired OSD, and in October 1997, the Company acquired Lansec.

On April 22, 1998 the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million, as adjusted, (the "Allsafe Acquisition"). On April 23, 1998 the Company, through its subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which is payable in 18 months subject to certain conditions. On July 22, 1998, the Company, through Allsafe, acquired all of the outstanding capital stock of Kedman Company for a total purchase price of $9.2 million. Operating results of Allsafe, Crystaloid and Kedman have been included in the financial statements of the Company as of these dates.

RESULTS OF OPERATIONS
The following table sets forth certain financial information of the Company for the years 1996, 1997 and 1998.

                                                     1996         1997            1998
                                                     ----         ----            ----
                                                           (Dollars in thousands)

Net sales...........................                  $111,788    $123,417      $165,232
Cost of sales........................                   80,485      87,466       111,325
Selling, general & administrative....                   14,440      15,205        27,566
Operating income (loss)..............                   (3,036)      4,033        16,111
Income tax expense...................                      429         684           224

Fiscal  year Ended  December  31,1998  Compared  to Fiscal  Year Ended  December
31,1997

Net sales - Net sales in 1998 increased 33.9% to $165.2 million from $123.4 million in 1997. The increase in sales resulted from the Acquisitions. The Acquisitions and the Lansec Acquisition contributed $45.2 million in net sales for the twelve months ended December 31, 1998. Had the Acquisitions occurred on January 1, 1997, net sales would have declined slightly to $182.3 million for 1998 and 1997 as the strong growth in the highway, janitorial and avionics markets was offset by a softening in industrial markets.

Cost of sales - Cost of sales in 1998 increased 27.3% to $111.3 million from $87.5 million in 1997, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 67.4% from 70.9% due to various cost reduction programs and higher margins associated with the acquired companies.

Selling, general & administrative expenses- Selling, general and administrative expenses in 1998 increased 81.3% to $27.6 million from $15.2 million due to the Acquisitions. Selling, general & administrative expenses as a percentage of net sales increased to 16.7% from 12.3% due to the acquisition of GmbH. GmbH expenses as a percentage of sales are high relative to the other divisions coupled with increased corporate administrative expenses associated with the Acquisitions and the requirements of being a SEC registrant.

Operating income - Operating income in 1998 increased to $16.1 million from $4.0 million in 1997 due to the Acquisitions and a reduction in amortization expenses as certain intangibles were fully amortized during 1997.

Income tax expense - Income tax expense in 1998 decreased to $0.2 million from $0.7 million. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses of certain intangibles.

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

Net sales - Net sales in 1997 increased 10.4% to $123.4 million from $111.8 million in 1996. The increase in net sales resulted from sales growth of welding safety products and high index glass bead products, and the October 1996 acquisition of OSD. Net sales were offset in 1997 as a result of a decision by management to eliminate certain low margin product lines within the highway safety products group. The welding safety products sales growth was initiated by a sales management reorganization implemented in late 1996, improved factory responsiveness and sales force product retraining. The high index glass bead sales growth was the result of redirected marketing efforts from the product rationalization process. Approximately $6.8 million of the increase in sales in 1997 were the direct result of the OSD acquisition.

Cost of sales - Cost of sales in 1997 increased 8.7% to $87.5 million from $80.5 million in 1996, primarily as a result of the net sales increases of welding safety products and high index glass bead products and the acquisition of OSD. Cost of sales as a percentage of sales decreased to 70.9% from 72.0% due to improved product mix resulting from the product rationalization process discussed above and the increased sales of welding safety and high index glass bead products. Cost of sales also improved through the reduction of certain material costs and from manufacturing productivity improvements.

Selling, general & administrative expenses - Selling, general and administrative expenses in 1997 increased 5.3% to $15.2 million from $14.4 million in 1996. The increase was primarily volume driven and consisted of increases in advertising and commissions. Selling, general and administrative expenses as a percent of sales decreased to 12.3% in 1997 from 12.9% in 1996.

Operating income - Operating income in 1997 increased to $4.0 million from a net loss of $3.0 million in 1996 due to the increase in gross profit and reduced amortization expenses.

Income tax expense - Income tax expense in 1997 increased to $0.7 million from $0.4 million in 1996 due to an increase in foreign taxes. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses of certain intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in 1998, 1997 and 1996 was $15.4 million, $10.3 million and $6.8 million, respectively. Changes in working capital resulted in a source of cash of $0.9 million and use of cash of $1.0 million and $2.0 million in 1998, 1997 and 1996, respectively.

Cash used in investing activities in 1998, 1997 and 1996 was $54.3 million, $5.9 million and $14.6 million respectively. The 1998 period includes $47.8 million expended for the acquisition of businesses. The Company typically makes capital expenditures related to the maintenance and improvements of manufacturing facilities and related processing equipment such as injection molding machines and glass bead furnaces. Capital expenditures for in 1998, 1997 and 1996 were $6.7 million, $3.2 million and $1.9 million, respectively.

Net cash provided by financing activities in 1998 was $38.7 million. Net cash used by financing activities was $3.9 million in 1997. The Acquisitions were financed with the proceeds of the Senior Subordinated Notes and the New Credit Facility. (See below). Net cash provided by financing activities in 1996 was $7.7 million.

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving facility in the principal amount of $30.0 million. At December 31, 1998 there was $10.2 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $18.4 million. At December 31, 1998 there was $65.8 million outstanding on the acquisition facility resulting in availability of $29.2 million.

On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes will bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures on a going forward basis. Historically, the Company's capital expenditures have been approximately $3.5 million per annum. The Company anticipates that its capital expenditure requirements for 1999 will be approximately $5.0 million. The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements for the foreseeable future, although no assurance can be given in this regard.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European union established fixed conversion rates between their existing soverign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency as of that date while still utilizing their local currency until January 1, 2002.

The Company has began to assess the potential impact to the Company that may result from the Euro covnersion. In addition, to tax accounting considerations, the Company is also assessing other areas including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, (ii) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis,
(iii) the impact on currency exchange costs and currency exchange rate risk, and
(iv) the impact on existing contracts. While the Company will continue to assess the impact of the information, management does not believe that the introduction of the euro will have a material adverse effect on the Company's financial condition or results of operation.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". The statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999; however, the Company does not believe the adoption of this statement will have a material impact on its financial statements.

YEAR 2000 COMPLIANCE

Management has initiated a comprehensive study and program to prepare the Company's computer systems, manufacturing systems and facility systems, and the related systems applications for the Year 2000. As it relates to desktop hardware and software systems, the Company has begun a desktop update and standardization effort which will address Year 2000 compliance issues. The Company is utilizing both internal and external resources to identify, correct or reprogram the systems for the Year 2000 compliance. Additionally, the Company is developing a contingency plan to attempt to address Year 2000 concerns beyond the year 2000. The Company expects these efforts to be substantially completed by September 30, 1999.

The Company has initiated formal communication with its suppliers and large customers to determine the extent and steps they are taking to be Year 2000 compliant. To date, no significant issues have been identified that management has not addressed; however there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely way and would not have an adverse effect on the Company's businesses.

Maintenance or modification costs associated with Year 2000 will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company currently does not expect the amounts required to be incurred to have a material effect on its financial condition, result of operations or liquidity. The costs of the project are immaterial, and the date on which the Company believes it will be complete with Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes (desktop hardware and software), the availability of new software and the ability of the Company's customers and suppliers to be Year 2000 compliant.

SEASONALITY AND INFLATION

The Company experiences seasonal fluctuations in its net sales and profitability, with generally lower net sales and profitability in the first and fourth quarters and increased working capital requirements in the first half of its fiscal year. The seasonality of net sales and profitability is primarily due to the winter slowdown of highway construction and maintenance projects. The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

SUBSEQUENT EVENT

On December 22, 1998, the Company entered into a non-binding letter of intent to purchase the assets of Morton Traffic Markings, a division of Morton International, Inc. This acquisition is subject to management's due diligence and is tentatively scheduled to close in April 1999.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result , a decline in the value of the U.S. Dollar relative to other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of GmbH, the Company's operations are also affected by changes in exhange rates relative to the German Deutsche mark, Italia Lira, British Pound, French Franc, Netherland's Guilder and the Euro. A decline in the value of any of these currencies relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these exchange rate changes had the effect of increasing profitabilty by $0.2 million for the year ended December 31, 1998.

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Credit Agreement.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)      Index to Financial Statements



                                                                          Page
Independent Auditors Report................................................  4

Consolidated Balance Sheets-December 31, 1998 and 1997.....................  5

Consolidated Statement of Operations-Year Ended December 31, 1998 and 1997.  6

Consolidated Statements of Stockholder's Equity (Deficit)- Years Ended
December 31, 1998 and 1997................................................   7

Notes to Consolidated Financial Statements................................   8

                          Independent Auditors' Report

The Board of Directors
Jackson Products, Inc.:

We have audited the accompanying consolidated balance sheets of Jackson Products, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jackson Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                             KPMG LLP



St. Louis, Missouri,
February 8, 1999

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                                                                                                                   1998        1997
                                                                                                                   ----        ----

                                                                                                              (In thousands, except
                                                                                                                     share data)
                           ASSETS
Current assets:
     Cash ...................................................................................................    $   327    $    523
     Accounts receivable, net of allowance for doubtful accounts of $651 and $404 in
        1998 and 1997, respectively .........................................................................     18,479      14,888
     Inventories ............................................................................................     34,275      22,837
     Prepaid expenses .......................................................................................        746         409
                                                                                                                     ---         ---
          Total current assets ..............................................................................     53,827      38,657

Property, plant and equipment, net...........................................................................     34,362      20,818
Intangibles .................................................................................................     75,242      60,050
Deferred financing costs ....................................................................................      7,372       5,180
Other noncurrent assets .....................................................................................        436         342
                                                                                                                     ---         ---
                                                                                                                $ 171,239  $ 125,047
                                                                                                                =========  =========


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term obligations ............................................................   $  --      $   6,120
     Accounts payable .......................................................................................    15,313       11,432
     Other accrued liabilities ..............................................................................     6,056        5,201
     Accrued interest .......................................................................................     3,044        2,102
     Accrued taxes ..........................................................................................     1,075          534
                                                                                                                -------       ------
          Total current liabilities .........................................................................    25,488       25,389
                                                                                                                -------       ------
Long-term debt ..............................................................................................   190,389      106,381
Other non-current liabilities ...............................................................................     3,074        3,603

Series A cumulative, 13.25%, exchangeable preferred stock, $.01 par value; 2,000 shares authorized, 1,700 shares issued and outstanding at December 31, 1997
(liquidation value of $23,065 in 1997).......................................................................      --         20,951

Stockholders' deficit:
         Class A common stock, $.01 par value; 100,000 shares authorized 38,530 and
           40,000 shares issued and outstanding at December 31, 1998 and 1997, respectively..................      --           --
         Class C common stock, $.01 par value; 15,000 shares authorized; 8,526 shares
           issued and outstanding at December 31, 1998 and 1997..............................................      --           --
     Additional paid-in capital .............................................................................     2,952       7,102
     Accumulated other comprehensive income..................................................................        59        (106)
     Loans due on common stock ..............................................................................      (343)       (343)
     Accumulated deficit ....................................................................................   (50,380)    (37,930)
                                                                                                                -------      ------
          Total stockholders' deficit .......................................................................   (47,712)    (31,277)
                                                                                                                -------     -------
                                                                                                              $ 171,239   $ 125,047
                                                                                                               =========  =========


          See accompanying notes to consolidated financial statements.


                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1998, 1997 and 1996

                                                                   1998           1997         1996
                                                                   ----           ----         ----
                                                                         (In thousands)

Net sales........................................                $165,232      $123,417    $111,788
Operating expenses:
     Cost of sales...............................                 111,325        87,466      80,485
     Selling, general and administrative.........                  27,566        15,205      14,440
     Write-down of assets........................                     576           335       1,050
     Amortization of intangibles.................                   9,654        16,378      18,849
                                                                  -------       -------     -------
Total operating expenses.........................                 149,121       119,384     114,824
                                                                  -------       -------     -------

Operating income (loss)..........................                  16,111         4,033     (3,036)
Other:
     Interest expense............................                 (15,803)      (12,050)   (11,306)
     Amortization of deferred financing costs....                  (1,271)       (1,261)    (1,076)
     Other.......................................                    (643)         (401)      (599)
                                                                   -------       -------    -------

Loss before income tax provision and
extraordinary item...............................                  (1,606)       (9,679)   (16,017)
Income tax expense...............................                     224           684        429
                                                                   ------        ------     -------
Loss before extraordinary item...................                  (1,830)      (10,363)   (16,446)
Extraordinary item-loss due to early extinguishment
of debt, net of taxes............................                  (7,558)        ----       ----
                                                                   -------      --------    -------
Net loss.........................................                 $(9,388)     $(10,363)  $(16,446)
                                                                  ========     =========   ========



          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years Ended December 31, 1998 and 1997

                                                                   Accumulated  Loans
                                   Class A   Class C  Additional   Other Com-   Due On
                                    Common    Common   Paid-In     prehensive   Common   Accumulated
                                    Stock     Stock    Capital     Income       Stock     Deficit        Total
                                    ------    ------   --------    --------     ------    --------       -----

                                                                 (In thousands)
Balance, December 31, 1995.......    $40       $10      $7,199        $  14    $(427)     $(5,319)      $1,517
Reverse stock split                  (40)      (10)         50         --        --         --            --
Repurchase of common stock.......    --        --         (140)        --         60        --            (80)
Sale of common stock                 --        --           45         --        (8)        --              37
Accrued dividends-preferred
   stock.........................    --        --         --           --        --        (2,442)     (2,442)
Accretion of preferred stock.....    --        --         --           --        --          (288)       (288)
Cumulative translation
   adjustment....................    --        --         --           (36)      --          --           (36)
Net loss.........................    --        --         --           --        --       (16,446)    (16,446)
                                    -------  -------     -------      -------  ------     -------     -------
Balance, December 31, 1996.......    --        --        7,154         (22)     (375)     (24,495)    (17,738)

Repurchase of common stock.......    --        --         (52)         --         32         --           (20)
Accrued dividends-preferred
   stock.........................    --        --         --           --        --        (2,778)     (2,778)
Accretion of preferred stock.....    --        --         --           --        --          (294)       (294)
Cumulative translation
   adjustment....................    --        --         --           (84)      --          --           (84)
Net loss.........................    --        --         --           --        --       (10,363)    (10,363)
                                    -------  -------     -------      ------   ------      --------    -------
Balance, December 31, 1997.......    --        --        7,102        (106)     (343)     (37,930)    (31,277)

Repurchase of common stock.......    --        --       (4,150)         --       --          --        (4,150)
Accrued dividends-preferred
   stock.........................    --        --         --            --       --        (2,609)     (2,609)
Accretion of preferred stock.....    --        --         --            --       --          (453)       (453)
Cumulative translation
   adjustment....................    --        --         --            165      --          --           165
Net loss.........................    --        --         --            --       --        (9,388)     (9,388)
                                    ------    ------    ------        ------   ------      ------      -------
Balance, December 31, 1998.......   $--       $--       $2,952        $  59    $(343)    $(50,380)   $(47,712)
                                    ======    ======    ======        ======   ======     ========   =========




          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1998 and 1997 and 1996


                                                                                 1998       1997          1996
                                                                                 ----       ----          ----
                                                                                       (In thousands)

Cash flows from operating activities:
   Loss before extraordinary item........................................      $(1,830)  $(10,363)     $(16,446)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation........................................................         4,770     3,914         4,282
     Write down of assets................................................           576       335         1,050
     Net gain on sale of assets..........................................          --        (298)          --
     Amortization of deferred financing costs, intangibles, and debt
        discount.........................................................        11,023    17,706        19,989
     Changes in operating assets and liabilities net of effects of acquisitions:
        Accounts receivable..............................................         2,826      (409)          (7)
        Inventories......................................................       (2,338)    (4,725)          378
        Accounts payable.................................................           855     3,169         (286)
        Accrued and other liabilities....................................         (478)       611       (2,327)
        Accrued interest.................................................           942        31           159
        Accrued taxes....................................................          (67)       459            54
        Other, net.......................................................         (862)      (117)         (13)
                                                                                 ------    ------         -----
   Net cash provided by operating activities.............................        15,417    10,313         6,833
                                                                                 ------    ------         -----

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired.......................      (47,752)    (2,461)     (14,947)
   Deferral of acquisition price, net of payments .......................         (105)    (1,695)        2,125
   Capital expenditures, net.............................................       (6,670)    (3,246)      (1,910)
   Proceeds from sale of assets..........................................           260     1,512           180
                                                                               -------     ------       -------
   Net cash used in investing activities.................................      (54,267)    (5,890)      (14,552)
                                                                               -------     ------       -------
Cash flows from financing activities:
   Proceeds from issuance of long-term obligations.......................       204,332       --         13,634
   Repurchase of common stock, net of loan repayments ...................       (4,150)       (20)         (53)
   Repurchase of preferred stock.........................................      (23,998)       --           --
   Financing costs ......................................................       (8,300)       --          (856)
   Repayment premium of long-term obligations............................       (2,210)       --           --
   Repayment of long-term obligations....................................     (127,020)    (3,880)      (5,006)
                                                                              --------     ------       -------
   Net cash (used in) provided by financing activities...................       38,654     (3,900)        7,719
                                                                              --------     ------        ------

Increase (decrease) in cash..............................................        (196)         523         --
Cash, beginning of year..................................................          523         --          --
                                                                                ------      ------        ------
Cash, end of year........................................................       $  327      $  523        $--
                                                                                ======      ======        ======


            See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(1) The Company

Jackson Acquisition Corp., a Delaware corporation, was formed on July 27, 1995 for the purpose of acquiring all of the outstanding common stock of Jackson Holding Company (Holding). On August 16, 1995, Jackson Acquisition Corp. purchased all of the outstanding stock of Holding for $129,000 (the JPI
Acquisitions), with Holding the surviving corporation. Prior to the JPI Acquisition, Holding owned 100% of the outstanding common stock of Jackson Products, Inc. Immediately following the JPI Acquisition, Jackson Products, Inc. was merged into Holding with Holding being the surviving corporation and renamed Jackson Products, Inc. (the Company).

The Company is engaged in the manufacture, design, and distribution of safety equipment used primarily in the cutting and welding, construction, and general industrial markets. The Company owns 100% of the outstanding common stock of Flex-O-Lite, Inc.; OSD Envizion, Inc. (OSD); Lansec Holding GmbH (GmbH); American Allsafe Company (Allsafe); Silencio Safety Direct, Inc. (Silencio), Crystaloid Technologies Inc. (Crystaloid) and Kedman Company (Kedman). Flex-O-Lite, Inc. is engaged in the manufacture, design, and distribution of highway and industrial safety products. OSD is engaged in the manufacture and design of auto-darkening filter lenses for welding helmets. GmbH is engaged in the assembly and distribution of safety equipment in Europe. Allsafe is engaged in the manufacture, design and distribution of safety products to industrial, construction, janitorial, healthcare and food service customers. Silencio is engaged in the manufacture, design and distribution of hearing protection products for the sporting industry. Crystaloid is engaged in the manufacture and design of liquid crystal displays and filters for mid-market manufacturers of industrial, commercial and aviation equipment. Kedman is engaged in developing safety products for the welding industry.

(2) Acquisitions

On October 22, 1996, the Company acquired all of the outstanding stock of OSD for $14,947 (the OSD Acquisition). As of December 31, 1996, $2,125 of the purchase price was payable in 1997 based upon certain performance requirements, which were met and paid during 1997. On October 29, 1997, GmbH acquired all of the outstanding stock of Lansec GmbH and Lansec S.A. for $2,461 (the Lansec Acquisition). The OSD Acquisition and the Lansec Acquisition were accounted for using the purchase method of accounting. Accordingly, total purchase cost for each of these transactions has been allocated to the assets and liabilities of the Company based on their respective fair values. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates, except for Lansec, whose results subsequent to the acquisition were immaterial to 1997. Intangible assets totaling $14,251 and $2,034 were recorded in connection with the OSD Acquisition and Lansec Acquisition, respectively, and are being amortized over 2-15 years

On April 22, 1998, the Company, through its subsidiary, Jackson Acquisition, Inc., acquired all of the outstanding capital stock of Allsafe and Silencio for $29,100 (the Allsafe Acquisition). On April 23, 1998, the Company, through its subsidiary, Crystaloid acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6,500 (the Crystaloid Acquisition), $500 of which is payable in 18 months subject to certain conditions. The Allsafe Acquisition and the Crystaloid Acquisition were accounted for using the purchase method of accounting. Accordingly, total purchase costs for each of these transactions has been allocated to the assets and liabilities of the Company based on their respective fair values at April 22, 1998 and April 23, 1998, respectively. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates. Intangible assets totaling $11,594 and $4,331 were recorded in connection with the Allsafe Acquisition and Crystaloid Acquisition, respectively, and are being amortized over 3-15 years.

On July 22,1998, Allsafe acquired all of the outstanding capital stock of Kedman ( the Kedman Acquisition) for a total purchase price of $9,200. The Kedman Acquisition was accounted for using the purchase method of accounting. Accordingly, total purchase cost for this transaction has been allocated to the assets and liabilities of the Company based on their respective fair values.

                JACKSON PRODUCTS, INC. AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. Intangible assets totaling $6,197 were recorded in connection with the Kedman Acquisition. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are hereinafter collectively referred to as (the Acquisitions).

The unaudited proforma consolidated statement of operations of the Company for the twelve months ended December 31, 1998 and 1997 gives effect to: (i) the Acquisitions and (ii) the refinancing (See discussion in Note 7) as if each had occurred on the first day of the period presented. Assuming the Acquisitions occurred on January 1, 1997 pro forma consolidated net sales would have been $182,250 and $183,005 for twelve months ended December 31, 1998 and 1997, respectively. Pro forma consolidated net loss before extraordinary items would have been $2,578 and $11,051 for the twelve months ended December 31, 1998 and 1997, respectively. These amounts represent unaudited data and in management's opinion and are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(3) Summary of  Significant  Accounting  Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiaries.   All  material   intercompany  balances  and
transactions have been eliminated in consolidation.

Use of  Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Consolidated   Statements  of  Cash  Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1998, 1997 and 1996 totaled $14,789, $11,952 and $11,803, respectively. Taxes paid for the years ended December 31, 1998, 1997 and 1996 totaled $215, $224 and $375, respectively.

Revenue and Accounts Receivable

The Company recognizes revenue upon shipment of merchandise to its customers. The Company's sales are primarily North American, with customers generally located throughout the United States, Canada, and Europe.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 1998 the Company had one major customer whose purchases exceeded 10% of net sales. The percentage of net sales to this customer totaled 11%. For the year ended December 31, 1997 and 1996, the Company had two major customers whose purchases exceeded 10% of net sales. The percentage of net sales to these customers represented 12% and 13% respectively for the period ended December 31, 1997 and 12% and 12% respectively, for the period ended December 31, 1996. The outstanding accounts receivable balance related to those customers represented 9% and 19% of the accounts receivable balances at December 31, 1998 and 1997, respectively.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment

Property, plant, and equipment acquired through the purchases of businesses are recorded at fair value. Subsequent additions and improvements to property, plant, and equipment are capitalized at cost.

Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements, 7-40 years; and machinery and equipment, 2-18 years. Leasehold improvements, which are included in buildings and improvements, are depreciated over the shorter of the term of the respective lease or the life of the respective improvement.

Intangibles

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

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with the debt financing, are amortized over the term of the related debt using the effective interest method. In connection with the Acquisitions, the Company recorded fees and expenses totaling $8,300. These costs relate to the refinancing of debt, included in deferred financing costs, and are being amortized over the term of the related debt instruments.

Related-Party Transactions

In connection with the August 1995 JPI Acquisition, the Company entered into a Management Services Agreement (Agreement) with The Jordan Company (Jordan), an affiliate of the Company. In connection with the Acquisitions, the Company and Jordan agreed to amend the Agreement. The Agreement provides that the Company shall pay Jordan an annual fee of higher of (i) $600 or (ii) 2.5% of the Company's annual Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as defined in the Agreement. For the years ended December 31, 1998, 1997 and 1996, the Company expensed $775, $699 and $550, respectively, related to the Agreement. These amounts are included in other expense.

In connection with the August 1995 JPI Acquisition, the Company loaned certain employees $427, of which $343 is outstanding as of December 31, 1998. All of the loans are due upon the earlier of March 31, 2006, or within 90 days after a borrower ceases to be an employee of the Company. The loans relate to the purchase of common stock of the Company, are collateralized by the pledge of common shares of the Company, may be prepaid in part or in full without notice or penalty, and are represented by nonrecourse promissory notes which bear interest at a rate per annum of 7%. The loans have been recorded as an increase in stockholders' deficit in the consolidated financial statements.

Financial Instruments

The fair market value of those long-term obligations, which carry variable rates, approximates carrying value since the interest rates are periodically adjusted for changes in market interest rates.The fair market value of the 9.50% senior subordinated notes approximates carrying value as the rates approximate those, which could be obtained for similar issues with similar maturities given the Company's overall financial condition.

The fair market values of the Company's other financial instruments included in the consolidated balance sheets approximate the carrying values of the financial instruments.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statements and tax basis of assets and liabilities.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Comprehensive Income. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of the Statement however, need not be applied to immaterial items. The Company's comprehensive loss is impacted only by foreign currency translation adjustments, which are immaterial in nature.

Segment Reporting

Effective January 1, 1998, the Company adopted SFAS No. 131, Diclosure about Segments of an Enterprise. The Company operates in one segment which is the manufacture, design, and distribution of safety products. Therefore, the adoption of SFAS No. 131 has not impacted the Company's consolidated financial statements.

(4) Inventories
     Inventories consist of the following:

                                                  1998      1997
                                                  ----      ----

               Raw materials...............    $ 13,319    $9,780
               Work-in-process.............       4,516     4,455
               Finished goods..............      16,440     8,602
                                                 ------     -----
                                                $34,275   $22,837
                                                =======   =======


(5) Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

                                                       1998      1997
                                                       ----      ----

               Land.............................      $1,418     $ 844
               Buildings and improvements.......      12,149     9,763
               Machinery and equipment..........      33,167    18,513
                                                      ------    ------
                                                      46,734    29,120
               Less accumulated depreciation....      12,372     8,302
                                                      ------     -----
                                                     $34,362   $20,818
                                                     =======   =======

Depreciation expense totaled $ 4,770, $3,914 and $4,282 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(6) Intangibles

Intangibles consist of the following:

                                                       1998      1997
                                                       ----      ----

        Goodwill.................................     $91,404   $67,488
        Customer lists...........................      15,362    15,362
        Patents, technology agreement, and other.      14,114    14,114
                                                       ------    ------
                                                      120,880    96,964
        Less accumulated amortization............      45,638    36,914
                                                       ------    ------
                                                      $75,242   $60,050
                                                      =======   =======

(7) Long-term Obligations

Long-Term obligations consist of the following:

                                                         1998        1997
                                                         ----        ----

            Term loans...........................    $   ---       $65,095
            Acquisition loans...................       65,800        ---
            Revolver.............................      10,231      13,900
            12.25% senior subordinated notes.....        ---       34,000
            9.50% senior subordinated notes......     115,000        ---
            Unamortized debt discount............       (642)       (494)
                                                        ----        ----
                                                      190,389     112,501
            Less current maturities..............        ---        6,120
                                                       ------       -----
                                                     $190,389    $106,381
                                                     ========    ========

Credit Agreement

In connection with the Acquisitions, the Company refinanced its revolving credit facility and term loans, repurchased a portion of common stock and repurchased all of the issued and outstanding preferred stock. Additionally, a portion of the refinancing proceeds was utilized to pay a prepayment premium on its preferred stock. In conjunction with the Acquisitions, the Company recorded $7,558 of extraordinary expense for the year December 31, 1998 consisting of (i) the write-off of $5,348 in deferred financing costs and (ii) a $2,210 prepayment premium on its senior subordinated notes.

On April 22, 1998, the Company entered into a $125,000 Credit Agreement with BankBoston, NA, as agent, and Mercantile Bank National Association, as co-agent, that is comprised of a $30,000 revolving working capital facility and a $95,000 acquisition facility. The Revolver provides that up to $5,000 of such facility may be used for the issuance of letters of credit and lender guaranties. The Credit Agreement also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the Revolver is 1/2 % per annum, payable quarterly.

The Credit Agreement is guaranteed by the Company's domestic subsidiaries and is secured by a perfected first priority security interest in all of the assets of each domestic subsidiary, the pledge of 100% of the capital stock of each domestic subsidiary and the pledge of up to a maximum of 66% of the capital stock of each direct foreign subsidiary.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Mandatory principal payments on the acquisition facility are due in quarterly installments beginning on June 30, 2001, with the final installment due on April 22, 2004. For the quarters ending June 30, 2001 through March 31, 2003, the Company is required to pay 3.125% of the Acquisition loan outstanding on April 30, 2001. For the quarters ending April 1, 2003 through March 31, 2004 the Company is required to pay 18.75% of the outstanding principal balance outstanding on April 30, 2001 with the unpaid balance due on April 22, 2004.

The borrowings under the Credit Agreement bear interest at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus .75%; or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the working capital facility and the acquisition facility. For each of the quarters following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined by the Credit Agreement). The average interest rate on the outstanding borrowings was 7.54% at December 31, 1998.

The Company is currently in compliance with all of the financial covenants contained in the Credit Agreement. At December 31, 1998 there was $10,231 outstanding on the revolving credit facility and $1,385 of letters of credit outstanding resulting in availability of $18,384.

Senior Subordinated Notes

On April 16, 1998, the Company offered $115,000 aggregate principal amount of Senior Subordinated Notes due April 15, 2005 (the Offering). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries (Guarantors). The Notes are callable on or after April 15, 2001, in whole or from time to time in part, at the option of the Company, at a call price of 105% commencing April 15, 2001; 103% commencing April 15, 2002; 102% commencing April 15, 2003; and 100% commencing April 14, 2004.

The Notes require the Company to maintain certain financial ratios and restrict the incurrence of additional indebtedness by the Company; the payment of dividends and other distributions with respect to the Company's capital stock; the creation of liens on the assets of the Company to secure certain subordinated debt; and certain mergers, sales of assets, and transactions with affiliates. The company was in compliance with these covenants at December 31, 1998.

The net proceeds of the issuance of the Notes totaled $114,273. The difference between the face value and the net proceeds from issue is being amortized over 7 years, the term of the notes.

In connection with the Acquisitions and the refinancing, the Company repaid the $34,000 of 12.25% Senior Subordinated Notes that were issued on August 15, 1995 and due on August 15, 2004. As indicated previously, with the repayment of these notes, the Company incurred a prepayment penalty of $2,210.

Interest Rate Cap

The Company utilizes an interest rate cap agreement to reduce the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement was purchased on December 1, 1997 and expires December 1, 1999, and entitles the Company to receive from a counterparty an amount, if any, by which the selected market interest rate exceeds the strike rate stated in the agreement. The interest rate cap has a notional amount of $50,000 and a strike rate of 7%. Any amounts received related to the agreement are recorded as adjustments to interest expense.

(8) Stockholders' Deficit and Preferred Stock

On July 1, 1996, the Company amended its Certificate of Incorporation to reflect the 100-to-1 reverse stock split of all authorized and issued common and preferred stock. Following this stock split, the authorized capital stock of the Company consists of 100,000 shares of Class A common stock, 45,000 shares of Class B common stock, 15,000 shares of Class C common stock (collectively the Common Stock), and 2,000 shares of Series A Cumulative 13.25% Exchangeable Preferred Stock (the Preferred Stock).

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

In connection with the financing for the August 1995 JPI Acquisition, the Company issued, on a post-stock split basis, 40,000 shares of Class A common stock, 10,000 shares of Class C common stock, and 1,700 shares of Preferred Stock. On April 22, 1998, in connection with the Acquisitions and the refinancing, the Company repurchased all of the outstanding preferred stock at $23, 998.

Common Stock

Dividends are payable equally on shares of all classes of common stock in amounts as and when declared by the Company's Board of Directors, subject to legally available funds and restrictions contained in certain agreements. Holders of Class A and Class C common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

Upon the sale of shares of Class B common stock and pursuant to a public offering, each share of Class B common stock will be converted into one share of Class A common stock. In addition, each holder of Class B common stock may, at their option, convert each share of Class B common stock into Class A common stock at any time, subject to certain conditions. Upon the sale of Common Stock pursuant to a public offering of Class B common stock, each share of Class C common stock will be converted into one share of Class A common stock.

In connection with the Acquisitions and the refinancing, the Company repurchased $4,150 of common stock and warrants from an institutional holder.

Warrants

In connection with the August 1995 JPI Acquisition, the Company issued, on a post-stock split basis, warrants to purchase 34,482.76 shares of common stock at an exercise price of $100 per share. These warrants may be exercised at any time prior to their expiration date of August 15, 2005. The proceeds from the sale of these warrants ($100 per warrant) have been recorded as additional paid-in capital in the consolidated financial statements. No warrants have been exercised since their issuance. In connection with the Acquisitions and the refinancing, the Company repurchased 6,761.53 warrants from an institutional investor.

Stock Option Plan

In connection with the August 1995 JPI Acquisition, the Company adopted a nonqualified stock option plan (the Option Plan) for its officers and key employees. Under the Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Options are exercisable at such time an option is earned and vested. Generally, options become exercisable at a rate of 20% for each full year of employment from the date of grant and may be exercised only if the holder is an employee of the Company. No options have been exercised since the adoption of the Option Plan. All options currently outstanding have an exercise price of $100 per share on a post-stock split basis. All options expire on the earlier of
(i) 10 years from date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.


The following is a summary of options granted and outstanding:

                                                   1998                  1997                 1996
                                                   ----                  ----                 ----

                                                         Exercise               Exercise            Exercise
                                               Shares      Price      Shares      Price    Shares    Price
                                               ------      -----      --------    -----    ------    -----

Beginning of year.........................     3,198.04     $100.00    1,704.14   $100.00  1,724.14   $100.00
Granted...................................          ---         ---    1,503.90    100.00     10.00    100.00
Exercised.................................          ---         ---         ---       ---       ---       ---
Cancelled.................................          ---      100.00       10.00    100.00     30.00    100.00
                                                  -----      ------       -----    ------     -----    ------
End of year...............................     3,198.04     $100.00    3,198.04   $100.00  1,704.14   $100.00
Exercisable at the end of year............     1,488.81     $100.00      849.18   $100.00    424.59   $100.00
                                               ========     =======      ======   =======    ======   =======
Weighted average fair value of options
   Granted................................                  $  N/A                $ 63.70             $ _____
                                                            =======               =======             =======

The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for 1997: risk free interest rate of 6.5%; expected dividend yield of 0%; expected life of ten years and expected volatility of 0%. The weighted average contractual life of the options outstanding at December 31, 1998 was 7.5 years.


The Company has elected to continue to measure compensation cost using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25 and has recorded no compensation expense relative to the issuance of its stock options. Had the Company applied the principles of SFAS No. 123, Accounting for Stock-Based Compensation, additional compensation expense would have been recorded of $54, $34 and $11 for 1998, 1997 and 1996, respectively.

(9) Income Taxes

Current income tax expense for the year ended December 31, 1998 consisted of $216 and $221 for state and foreign income taxes, respectively offset by state tax refunds of $213. Current income tax expense for the year ended December 31, 1997 consisted of $40, $310, and $334 for federal, state and foreign income taxes, respectively. Current income tax expense for the year ended December 31, 1996 consisted of $215 and $214 for state and foreign taxes, respectively.

Reconciliation between the statutory income tax provision and effective tax provision is summarized below for the years ended December 31, 1998, 1997 and
1996:

                                                                 1998        1997      1996
                                                                 ----        ----      ----
          Statutory rate (34%)...................              $(3,116)   $(3,291)  $(5,446)
          Amortization of goodwill and other.....                 1,003      4,778     5,435
          State income tax refunds...............                 (213)       ---       ---
          Change in valuation allowance..........                 2,550      (803)      440
                                                                  -----      ----      ----
          Income tax provision...................              $    224    $  684   $   429
                                                               ========    ======   =======


The tax effects of significant temporary differences, representing deferred tax assets and the deferred tax liability, as of December 31, 1998 and 1997 are as follows:

                                                                      1998       1997
                                                                      ----       ----
Deferred tax assets:
               Net operating loss carryforwards..................    $ 9,839   $ 7,912
               Receivables.......................................        194       125
               Accrued liabilities...............................      1,558       680
               Postretirement benefits...........................        690       739
               Inventory.........................................        642       373
               Intangibles.......................................      1,010       392
                                                                      ------    ------
                                                                      13,963    10,221
          Valuation allowance....................................    (12,626)  (10,076)
                                                                     -------    ------
          Net deferred tax assets................................      1,337       145
          Deferred tax liability property-plant, and equipment...     (1,337)     (145)
                                                                      ------    ------
          Net deferred taxes.....................................    $ ---      $ ---
                                                                     =======    =======

The Company establishes valuation allowances and continually reviews the adequacy of the allowance, recognizing benefits only as reassessment indicates that it is more likely than not that benefits will be realized. The increase in the valuation allowance during 1998 was a result of changes in temporary differences and an increase in the net operating loss carryforwards. The decrease during 1997 was the result of a decrease in net operating loss carryforwards resulting from taxable income and changes in temporary differences. At December 31, 1998 and 1997, the Company concluded that it did not meet the requirement that it was more likely than not that the benefits would be realized. At December 31, 1998, the Company had net operating loss carryforwards (NOL) of approximately $25,890 for U.S. federal income tax purposes which begin to expire in 2009 to the extent not previously utilized. Approximately $12,328 of the NOL is restricted in availability subject to an annual limitation of approximately $1,236 under Section 382 of the Internal Revenue Code. The remaining balance of approximately $13,562 is available without restriction.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(10) Retirement Benefit Plans

Retirement benefits are provided to substantially all employees under a discretionary profit sharing and contributory retirement plan under Section 401(k) of the Internal Revenue Code.

The Company provides postretirement health care and other benefits to certain qualifying retirees. As of January 1, 1998 the Company amended its plan to restrict new participants. The Company does not fund retiree health care benefits in advance and has the right to modify these benefits in the future. Net periodic postretirement benefit cost (NPPBC) for the years ended December 31, 1998 and 1997 includes the following components:


                           1998   1997
                           ----   ----

          Service cost...   $108    $78
          Interest cost..     70     58
          Other..........   (50)    (57)
                            ---     ---
          NPPBC..........   $128    $79
                            ====    ====

The Plan's status as of December 31 is as follows:

                                                                           1998     1997
                                                                           ----     ----
          Actuarial present value of benefit obligation:
               Fully eligible active participants...................       $ 98    $ 98
               Other active participants............................        869     861
               Retirees.............................................         40      40
               Unrecognized net gain................................        781   1,187
               Unrecognized prior service cost......................         29      23
                                                                         ------- ------
          Accumulated postretirement benefit obligation (APBO)......     $1,817  $2,209
                                                                         ======= =======

The APBO was determined by application of the terms of the Plan, together with relevant actuarial assumptions for active employees. Health care cost trends are projected at annual rates ranging from 7.5% in 1999 down to 5.5% in 2009 and thereafter. The effect of a 1% annual increase in these assumed rates would increase the APBO at December 31, 1998 by approximately $320 and the service and interest cost components of the NPPBC for the years ended December 31, 1998 and 1997 by approximately $54. The assumed discount rate used in determining the APBO was 7.5%. The APBO is included in other noncurrent liabilities on the consolidated balance sheets.

(11) Commitments and Contingencies

The Company is involved in certain legal actions from time to time related to the normal conduct of its business. Management believes that liabilities, if any, resulting from litigation will not materially affect the consolidated financial position or results of operations of the Company.

Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:

          1999..................   $1,483
          2000..................    1,258
          2001..................      742
          2002..................      660
          2003 and thereafter...      416

Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $1,547, $1,462 and $1,300, respectively.

(12) Sale of Assets

During 1998, the Company decided to consolidate certain production lines; thereby closing its Elwood, Indiana facility. During December 1998, the Company recorded a loss on the sale of assets of $576. Additionally, on December 30, 1998 the Company completed the sale of this facility for $260. In addition, the Company incurred $503 of expenses related to the closure of this facility, primarily related to severance costs.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(13)Subsequent Event

On December 22, 1998, the Company entered into a non-binding letter of intent to purchase the assets of Morton Traffic Markings, a division of Morton International, Inc. This acquisition is subject to management's due diligence and is tentatively scheduled to close late April of 1999.

(14)  Condensed   Consolidating   Financial  Information

Financial information regarding the Guarantors for the years ended December 31, 1998, 1997 and 1996 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Kedman was acquired in 1998 and incorporated by its predecessors in September 1961. Silencio was acquired in 1998 and incorporated by its predecessors in May 1996. Allsafe was acquired in 1998 and was incorporated in March 1998. Crystaloid was acquired in 1998 and incorporated in March 1998. OSD was incorporated in October 1996. Flex-O-Lite was acquired in 1994 by the Company's predecessor. Disclosures concerning the operations of GmbH, the only Non-Guarantor Subsidiary, prior to December 31, 1997 have not been presented because its operations are not material.
                                             (Note 14 continued on next page)

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14)                  Condensed   Consolidating  Financial  Information  (con't)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1998

                                                                                       Non-
                                                     Parent         Guarantor       Guarantor
                                                     Company       Subsidiaries     Subsidiary     Eliminations     Consolidated
                                                     -------       ------------     ----------     ------------     ------------
                     ASSETS
Current assets:
     Cash                                             $      --        $     --     $       327       $      --        $      327
     Accounts receivable, net                             3,565           13,427          1,487              --            18,479
     Inventories                                          8,162           25,011          1,444            (342)           34,275
     Prepaid expenses                                       259              407             80              --               746
                                                  --------------  ---------------  -------------   -------------   ---------------
                 Total current assets                    11,986           38,845          3,338            (342)           53,827

Property, plant and equipment                            11,385           22,779            198              --            34,362
Intangibles                                              13,968           58,628          2,646              --            75,242
Note receivable                                          48,271            9,229             --         (57,500)               --
Deferred financing costs                                  7,372               --             --              --             7,372
Investment in subsidiaries                               24,094               --             --         (24,094)               --
Other noncurrent assets                                      --              436             --              --               436
                                                  --------------  ---------------  -------------   -------------   ---------------
                                                      $ 117,076        $ 129,917     $    6,182       $ (81,936)        $ 171,239
                                                  ==============  ===============  =============   =============   ===============

                   LIABILITIES AND
                STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable to parent                          $      --         $ 53,971        $ 3,529       $ (57,500)         $     --
     Accounts payable                                     3,580           10,932            801              --            15,313
     Accrued and other liabilities                        3,717            1,533            806              --             6,056
     Accrued interest                                     3,044               --             --              --             3,044
     Accrued taxes                                        1,075               --             --              --             1,075
                                                  --------------  ---------------  -------------   -------------   ---------------
                 Total current liabilities               11,416           66,436          5,136         (57,500)           25,488
                                                  --------------  ---------------  -------------   -------------   ---------------

Long-term debt                                          190,389               --             --              --           190,389
Other noncurrent liabilities                              3,074               --             --              --             3,074
Due to parent                                           (40,374)          38,600          1,774              --                --

Stockholders' deficit
     Common stock                                            --                1             --              (1)               --
     Additional paid-in capital                           2,951           34,499             --         (34,498)            2,952
     Accumulated other comprehensive income                  --             (238)           297              --                59
     Loans due on common stock                             (343)              --             --              --              (343)
     Accumulated deficit                                (50,037)          (9,381)        (1,025)         10,063           (50,380)
                                                  --------------  ---------------  -------------   -------------   ---------------
                 Total stockholders' deficit            (47,429)          24,881           (728)        (24,436)          (47,712)
                                                  --------------  ---------------  -------------   -------------   ---------------

                                                      $ 117,076        $ 129,917        $ 6,182       $ (81,936)        $ 171,239
                                                  ==============  ===============  =============   =============   ===============


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1998


                                                                                        Non
                                                        Parent        Guarantor      Guarantor
                                                       Company        Subsidiaries   Subsidiary      Eliminations   Consolidated
                                                     ------------   --------------  ------------   --------------   --------------
 Net sales                                              $ 46,876       $ 122,385        $ 8,746       $ (12,775)        $ 165,232
 Operating expenses:
      Cost of sales                                       30,441          87,654          5,688         (12,458)          111,325
      Selling, general and administrative                  9,868          13,749          3,949              --            27,566
      Write-down of assets                                    --             576             --              --               576
      Amortization of intangibles                          1,166           8,272            216              --             9,654
                                                     ------------   -------------   ------------   -------------   ---------------
                                                          41,475         110,251          9,853         (12,458)          149,121
                                                     ------------   -------------   ------------   -------------   ---------------

 Operating income (loss)                                   5,401          12,134         (1,107)           (317)           16,111

 Other:
      Interest expense, net                              (13,516)         (2,287)            --              --           (15,803)
      Amortization of deferred financing costs            (1,271)             --             --              --            (1,271)
      Other                                                8,962          (9,687)            82              --              (643)
                                                     ------------   -------------   ------------   -------------   ---------------
 Income (loss) before income tax
      provision, equity in earnings of
      subsidiaries and extraordinary item                   (424)            160         (1,025)           (317)           (1,606)

 Income tax expense                                            3             221             --              --               224

 Equity in earnings of subsidiaries                       (1,086)             --             --           1,086                --

 Extraordinary item - loss due
       to early extinguishment of debt                    (7,558)             --             --              --            (7,558)
                                                     ------------   -------------   ------------   -------------   ---------------

 Net income (loss)                                      $ (9,071)          $ (61)      $ (1,025)          $ 769          $ (9,388)
                                                     ============   =============   ============   =============   ===============

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1998

                                                           Parent      Guarantor      Non Guarantor
                                                          Company      Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                          -------      ------------    ----------     ------------    ------------
Cash flows from operating activities:
Net cash provided by (used in) operating activities         $ 8,630       $ 10,246         $ (1,966)      $ (1,493)       $ 15,417
                                                         -----------  -------------  ---------------  -------------   -------------

Cash flows from investing activities:
      Acquisition of business, including direct expenses    (47,752)            --               --             --         (47,752)
      Deferral of acquisition price, net of payments            500             --             (605)            --            (105)
      Capital expenditures                                   (1,679)        (4,819)            (172)            --          (6,670)
      Proceeds from sale of assets                               --            260               --             --             260
                                                         -----------  -------------  ---------------  -------------   -------------
Net cash used in investing activities                       (48,931)        (4,559)            (777)            --         (54,267)
                                                         -----------  -------------  ---------------  -------------   -------------

Cash flows from financing activities:
      Proceeds from issuance of long-term obligations       204,332             --               --             --         204,332
      Repurchase of common stock, net of loan payments       (4,150)            --               --             --          (4,150)
      Repurchase of preferred stock                         (23,998)            --               --             --         (23,998)
      Financing costs                                        (7,903)          (397)              --             --          (8,300)
      Prepayment premium of long-term obligations            (2,210)            --               --             --          (2,210)
      Repayment of long-term obligations                   (127,020)            --               --             --        (127,020)
                                                         -----------  -------------  ---------------  -------------   -------------
Net cash provided by (used in) financing activities          39,051           (397)              --             --          38,654
                                                         -----------  -------------  ---------------  -------------   -------------

Net increase (decrease) in cash                            $ (1,250)       $ 5,290         $ (2,743)      $ (1,493)           (196)
                                                         ===========  =============  ===============  =============
Cash, beginning of year                                                                                                        523
                                                                                                                      -------------
Cash, end of year                                                                                                            $ 327
                                                                                                                      =============


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1997



                                                                                        Non-
                                                           Parent       Guarantor     Guarantor
                                                          Company      Subsidiaries   Subsidiary    Eliminations    Consolidated
                                                          -------      ------------   ----------    ------------    ------------
                         ASSETS
Current assets:
     Cash                                                  $    --         $    --       $   523         $    -         $     523
     Accounts receivable, net                                 7,565           8,426        1,476          (2,579)          14,888
     Inventories                                              8,064          14,322          476             (25)          22,837
     Prepaid expenses                                           256             104           49              --              409
                                                         -----------   -------------  -----------   -------------   --------------
             Total current assets                            15,885          22,852        2,524          (2,604)          38,657

Property, plant and equipment                                11,625           9,035          158              --           20,818
Intangibles                                                  16,836          41,179        2,035              --           60,050
Deferred financing costs                                      5,180              --           --              --            5,180
Investment in subsidiaries                                   25,180              --           --         (25,180)              --
Other noncurrent assets                                          --             342           --              --              342
                                                         -----------   -------------  -----------   -------------   --------------
                                                           $ 74,706        $ 73,408      $ 4,717       $ (27,784)       $ 125,047
                                                         ===========   =============  ===========   =============   ==============

                    LIABILITIES AND
                 STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt                   $ 6,120        $     --      $    --        $     --          $ 6,120
     Accounts payable                                         3,743           7,493          196              --           11,432
     Accrued and other liabilities                            2,949             855        1,397              --            5,201
     Accrued interest                                         2,102              --           --              --            2,102
     Accrued taxes                                              482              --           52              --              534
                                                         -----------   -------------  -----------   -------------   --------------
             Total current liabilities                       15,396           8,348        1,645              --           25,389
                                                         -----------   -------------  -----------   -------------   --------------

Long-term debt, less current maturities                     106,381              --           --              --          106,381
Other noncurrent liabilities                                  3,368              --          235              --            3,603
Due to parent                                               (40,244)         39,986        2,837          (2,579)              --
Preferred stock                                              20,951              --           --              --           20,951

Stockholders' deficit:
     Common stock                                                --               1           --              (1)              --
     Additional paid-in capital                               7,102          34,499           --         (34,499)           7,102
     Accumulated other comprehensive income                      --            (106)          --              --             (106)
     Loans due on common stock                                 (343)             --           --              --             (343)
     Accumulated deficit                                    (37,905)         (9,320)          --           9,295          (37,930)
                                                         -----------   -------------  -----------   -------------   --------------
             Total stockholders' deficit                    (31,146)         25,074           --         (25,205)         (31,277)
                                                         -----------   -------------  -----------   -------------   --------------

                                                           $ 74,706        $ 73,408      $ 4,717       $ (27,784)       $ 125,047
                                                         ===========   =============  ===========   =============   ==============



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1997


                                                                                    Non
                                                   Parent         Guarantor      Guarantor
                                                   Company      Subsidiaries     Subsidiary     Eliminations     Consolidated
                                                   -------      ------------     ----------     ------------     ------------

Net sales                                            $ 47,759        $ 83,033         $   --         $ (7,375)        $ 123,417
Operating expenses:
      Cost of sales                                    32,257          62,594             --           (7,385)           87,466
      Selling, general and administrative               8,876           6,329             --               --            15,205
      Write-down of assets                                 --             335             --               --               335
      Amortization of intangibles                      13,185           3,193             --               --            16,378
                                                --------------  --------------  -------------  ---------------  ----------------
                                                       54,318          72,451             --           (7,385)          119,384
                                                --------------  --------------  -------------  ---------------  ----------------

Operating income (loss)                                (6,559)         10,582             --               10             4,033

Other:
      Interest expense, net                           (12,050)             --             --               --           (12,050)
      Amortization of deferred financing costs         (1,261)             --             --               --            (1,261)
      Other                                             6,996          (7,397)            --               --              (401)
                                                --------------  --------------  -------------  ---------------  ----------------

 Income (loss) before income tax
       provision and equity in earnings
       of subsidiaries                                (12,874)          3,185             --               10            (9,679)


Income tax expense                                        540             144             --               --               684

Equity in earnings of subsidiaries                      3,041              --             --           (3,041)               --
                                                --------------  --------------  -------------  ---------------  ----------------

Net income (loss)                                   $ (10,373)        $ 3,041        $    --         $ (3,031)        $ (10,363)
                                                ==============  ==============  =============  ===============  ================


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1997


                                                                              Parent         Guarantor
                                                                              Company       Subsidiaries     Consolidated
                                                                              -------       ------------     ------------
Cash flows from operating activities:
Net cash provided by operating activities                                       $ 1,328           $ 8,985         $ 10,313
                                                                            ------------   ---------------   --------------

Cash flows from investing activities:
     Acquisition of business                                                     (2,461)               --           (2,461)
     Deferral of acquisition, net of payments                                    (1,695)               --           (1,695)
     Capital expenditures                                                        (2,168)           (1,078)          (3,246)
     Proceeds from the sale of assets                                               708               804            1,512
                                                                            ------------   ---------------   --------------
Net cash used in investing activities                                            (5,616)             (274)          (5,890)
                                                                            ------------   ---------------   --------------

Cash flows from financing activities:
     Repayment of long-term obligations                                          (3,880)               --           (3,880)
     Repurchase of common stock, net of loan payments                               (20)               --              (20)
                                                                            ------------   ---------------   --------------
Net cash used in financing activities                                            (3,900)               --           (3,900)
                                                                            ------------   ---------------   --------------

Net increase (decrease) in cash                                                $ (8,188)          $ 8,711              523
                                                                            ============   ===============
Cash, beginning of year                                                                                                 --
                                                                                                             --------------
Cash, end of year                                                                                                    $ 523
                                                                                                             ==============


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1996


                                                             Parent         Guarantor
                                                            Company        Subsidiaries     Eliminations   Consolidated
                                                            -------        ------------     ------------   ------------
Net sales                                                     $ 43,236         $ 72,509       $ (3,957)       $ 111,788
Operating expenses:
     Cost of sales                                              29,036           55,370         (3,921)          80,485
     Selling, general and administrative                         7,807            6,633             --           14,440
     Write-down of assets                                        1,050               --             --            1,050
     Amortization of intangibles                                16,196            2,653             --           18,849
                                                          -------------    -------------   ------------    -------------
                                                                54,089           64,656         (3,921)         114,824
                                                          -------------    -------------   ------------    -------------

Operating income (loss)                                        (10,853)           7,853            (36)          (3,036)

Other:
     Interest expense                                          (11,306)              --             --          (11,306)
     Amortization of deferred financing costs                   (1,076)              --             --           (1,076)
     Other                                                       8,860           (9,459)            --             (599)
                                                          -------------    -------------   ------------    -------------

Loss before income tax provision and equity
     in earnings (loss) of subsidiaries                        (14,375)          (1,606)           (36)         (16,017)


Income tax expense                                                 215              214             --              429

Equity in earnings (loss) of subsidiaries                       (1,820)              --          1,820               --
                                                          -------------    -------------   ------------    -------------

Net income (loss)                                            $ (16,410)        $ (1,820)       $ 1,784        $ (16,446)
                                                          =============    =============   ============    =============


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1996

                                                                 Parent        Guarantor
                                                                Company       Subsidiary       Eliminations    Consolidated
                                                                --------       -----------     ------------   --------------
Cash flows from operating activities:
Net cash provided by operating activities                          $ 3,870          $ 2,215           $ 748           $ 6,833
                                                              -------------    -------------    ------------   ---------------
Cash flows from investing activities:
     Acquisition of business                                       (14,947)              --              --           (14,947)
     Deferral of acquisition price, net of payments                  2,125               --              --             2,125
     Capital expenditures                                           (1,210)            (700)             --            (1,910)
     Proceeds from sale of assets                                      180               --              --               180
                                                              -------------    -------------    ------------   ---------------
Net cash used in investing activities                              (13,852)            (700)             --           (14,552)
                                                             -------------    -------------    ------------   ---------------
Cash flows from financing activities:
     Proceeds from borrowings                                       13,634               --              --            13,634
     Repurchase of common stock, net of loan payments                  (53)              --              --               (53)
     Financing costs                                                  (856)              --              --              (856)
     Repayment of long term obligations                             (5,006)              --              --            (5,006)
                                                              -------------    -------------    ------------   ---------------
Net cash provided by financing activities                            7,719               --              --             7,719
                                                              -------------    -------------    ------------   ---------------

Net increase (decrease) in cash                                   $ (2,263)         $ 1,515           $ 748                --
                                                             =============    =============    ============
Cash, beginning of year                                                                                                    --
                                                                                                               ---------------
Cash, end of year                                                                                                     $    --
                                                                                                              ===============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of the Company's directors and certain officers and the positions they hold.

         Name                       Age             Position with Company
         ----                       ---             ---------------------

         Robert H. Elkin            53      Director, Chairman Chief Executive Officer
         Christopher T. Paule       35      Vice President, Chief Financial Officer and Secretary
         Mark R. Hefty              47      President, Jackson Division
         Lincoln M. Kennedy         63      President, American Allsafe
         Allan A. Huning            61      President, Flex-O-Lite
         John W. Jordan II          52      Director
         David W. Zalaznick         45      Director
         A. Richard Caputo, Jr.     33      Director and Vice President
         Jonathan F. Boucher        42      Director


Set forth below is a brief description of the business experience of each director and certain officers of the Company. The term of office for each director will last until the next annual shareholder's meeting. Each officer, other than Messrs. Elkin, Paule, Hefty and Huning, serves at the pleasure of the Company's Board of Directors with no set term of office. See"-Employment/Non-Interference Agreements."

Robert H. Elkin. Mr. Elkin has served as the Company's Chairman and Chief Executive Officer and as a Director since August 1995. Mr. Elkin was appointed President and Chief Executive Officer of the predecessor to the Company in March 1994. From September 1987 to March 1996, Mr. Elkin served as President and Chief Operating Officer of Clarke Industries (a division of Thermadyne Industries, Inc. ("Thermadyne").

Christopher T. Paule. Mr. Paule has served as the Company's Vice President, Chief Financial Officer and Secretary since August 1995. Mr. Paule was appointed Vice President-Finance of the predecessor to the Company in January 1994. From 1988 to 1994, he served as Controller at Coyne Cylinder Company in Huntsville, Alabama (a division of Thermadyne), Controller of the Cutting and Welding segment of Thermadyne and various other financial and operating positions.

Mark R. Hefty. Mr. Hefty has served as the President and Chief Operating Officer of Jackson since October 1997. From 1996 to 1997, Mr. Hefty was President and Chief Executive Officer of Clarke Industries. He also served in several other marketing and sales positions at Clarke Industries beginning in 1981.

Lincoln M.Kennedy. Mr. Kennedy has served as President of American Allsafe since 1981. From 1975 to 1981, Mr. Kennedy served as General Manager of the Industrial Division of American Safety Equipment. From 1964 to 1975, he served as Director of Operations at Pennsylvania Optical Company, Redding, Pennsylvania.

Allan A. Huning. Mr. Huning has served as President of Flex-O-Lite since 1991. Mr. Huning joined Flex-O-Lite in 1969, became Regional Sales Manager in 1972, General Sales Manager in 1974, Director of Operations in 1980, Vice President of Operations in 1986, and was named President in January 1991.

John W. Jordan II. Mr. Jordan has served as a Director of the Company since August 1995. Mr. Jordan is a managing director of The Jordan Company, LLC, a private merchant banking firm, which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc., American Safety Razor Company, AmeriKing, Inc., Carmike Cinemas, Inc., Rockshox, Inc., GFSI Holdings, Inc., GFSI, Inc., Motors and Gears, Inc. and Apparel Ventures, Inc., as well as other privately held companies.

David W. Zalaznick. Mr. Zalaznick has served as a Director of the Company since August 1995. Mr. Zalaznick is a managing director of The Jordan Company, LLC, which he co-founded with Mr. Jordan in 1982. Mr. Zalaznick is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc., Carmike Cinemas, Inc., AmeriKing, Inc., American Safety Razor Company, Marisa Christina, Inc., Great American Cookie Company, GFSI Holdings, Inc., GFSI, Inc. Motors and Gears, Inc. and Apparel Ventures, Inc., as well as other privately held companies.

A. Richard Caputo, Jr. Mr. Caputo has served as a Director of the Company since August 1995. Mr. Caputo has been a managing director of The Jordan Company, LLC, since 1990. Mr. Caputo is also a director of AmeriKing, Inc., GFSI Holdings, Inc. and GFSI, Inc., as well as other privately held companies.

Jonathan F. Boucher. Mr. Boucher has served as a Director of the Company since August 1995. Mr. Boucher has been a managing director of The Jordan Company, LLC, since 1983. Mr. Boucher is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc., Motors and Gears, Inc. and American Safety Razor Company, as well as other privately held companies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert H. Elkin, Chairman and Chief Executive Officer, Christopher T. Paule, Vice President and Chief Financial Officer, Lincoln M. Kennedy, President, Allsafe, Allan A. Huning, President, Flex-O-Lite and Mark R. Hefty, President, Jackson Division.

                                            Summary Compensation Table

                                                                   Annual
                                                    Fiscal      Compensation              All other
Position                                             Year           Salary      Bonus   Compensation (1)
--------                                             ----           ------      -----   ----------------

Robert H. Elkin.............................         1998         401,086      248,400      21,847
Chariman and Chief Executive Officer........         1997         347,591      222,507      20,195
                                                     1996         338,755      136,000      20,195

Christopher T. Paule........................         1998          167,850      84,480      10,923
Vice President and Chief Financial Officer..         1997          126,363      83,151       6,326
                                                     1996          118,993      59,000       6,000

Lincoln M. Kennedy (2)......................         1998          111,240      50,000       5,309
President, American Allsafe.................

Allan A. Huning.............................         1998          144,364      7,000       12,592
President, Flex-O-Lite......................         1997          139,970     70,570       12,084
                                                     1996          136,075     10,000       13,626

Mark R. Hefty (3)...........................         1998          176,986   ---------      11,028
President, Jackson Division.................         1997           30,438      18,699       1,500

(1) Other annual compensation consists of car allowance and defined contribution payments paid by the Company.
(2) Lincoln Kennedy was employed as of April 22, 1998. (3) Mark Hefty was employed as of October 30, 1997.

Employment/Non-Interference Agreements

Elkin Employment Agreement. Mr. Elkin has an employment and non-interference agreement with the Company which provides for Mr. Elkin's employment as Chairman and Chief Executive Officer of the Company. The initial term of the employment agreement terminates on August 15, 2000, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. His base salary (which is increased annually based on a CPI formula) was $360,000 for 1998, and he may be awarded a bonus, at the sole discretion of the Board, of up to 65% of his annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Elkin by any of the subsidiaries of affiliates of the Company or affiliates of The Jordan Company. On April 22, 1998, the Company and Mr. Elkin agreed to amend this employment agreement. The amended agreement provides for a base salary of $414,000 with a discretionary bonus of up to 75% of Mr. Elkin's annual salary. Under the employment agreement, if Mr. Elkin's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. In addition, Mr. Elkin is entitled to receive an amount in respect of his vested equity ownership in the Company equal to such vested equity percentage multiplied by the product of 6.0 times the Company's EBITDA for the immediately preceding fiscal year (net of indebtedness and transaction expenses) in the event he is terminated by the Company other than for Cause (as defined in his employment agreement). If Mr. Elkin's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the employment agreement, Mr. Elkin may not compete with the Company in the same market for 24 months following the termination of his employment.

Paule Employment Agreement. Mr. Paule has an employment and non-interference agreement with the Company which provides for Mr. Paule's employment as Chief Financial Officer of the Company. The initial term of the employment agreement terminates on August 15, 2000, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. His base salary (which is increased annually based on a CPI formula) was $153,000 for 1998, and he may be awarded a bonus, at the sole discretion of the Board, of up to 50% of his annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Paule by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. On April 22, 1998, the Company and Mr. Paule agreed to amend this employment agreement. The amended agreement provides for a base salary of $176,000 with a discretionary bonus of up to 60% of Mr. Paule's annual salary. Under the employment agreement, if Mr. Paule's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. In addition, Mr. Paule is entitled to receive an amount in respect of his vested equity ownership in the Company equal to such vested equity percentage multiplied by the product of 6.0 times the Company's EBITDA for the immediately preceding fiscal year (net of indebtedness and transaction expenses) in the event he is terminated by the Company other than for Cause (as defined in his employment agreement). If Mr. Paule's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Paule may not compete with the Company in the same market for 24 months following the termination of his employment.

Kennedy Employment Agreement. Mr. Kennedy has an employment and non-interference agreement with the Company which provides for Mr. Kennedy's employment as President of Allsafe. The initial term of the employment agreement terminates on May 6, 2001, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. His base salary was $153,300 for 1998, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Kennedy by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Under the employment agreement, if Mr. Kennedy 's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Kennedy's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Kennedy may not compete with the Company in the same market for 24 months following the termination of his employment.

Huning Employment Agreement. Mr. Huning has an employment and non-interference agreement with Flex-O-Lite which provides for Mr. Huning's employment as
President of Flex-O-Lite. The initial term of the employment agreement terminates on August 15, 2000, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. His base salary (which is increased annually based on a CPI formula) was $142,578 for 1998, and he may be awarded a bonus, at the sole discretion of the Board, of up to 50% of his annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Huning by any of the subsidiaries or affiliates of Flex-O-Lite or affiliates of The Jordan Company. Under the employment agreement, if Mr. Huning's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the employment agreement. If Mr. Huning's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the employment agreement, Mr. Huning may not compete with Flex-O-Lite in the same market for 24 months following the termination of his employment.

Hefty Employment Agreement. Mr. Hefty has an employment and non-interference agreement with the Company which provides for Mr. Hefty's employment as President of Jackson. The initial term of the employment agreement terminates on April 22, 2001, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. His base salary (which is increased annually based on a CPI formula) was $175,000 for 1998, and he may be awarded a bonus, at the sole discretion of the Board, of up to 65% of his annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Hefty by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Under the employment agreement, if Mr. Hefty's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Hefty's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Hefty may not compete with the Company in the same market for 24 months following the termination of his employment.

Incentive Compensation Plan
The Company has adopted incentive compensation plans for its key management employees, which provide for annual cash bonuses payable if certain EBITDA, cash flow and individual performance targets are met.

SAR Agreements

In April 1998 the Company entered into stock appreciation right agreements("SAR Agreements") with Messrs. Elkin, Paule and Hefty providing for an aggregate payment of up to 3.0% of the Company's equity value upon a sale of the Company above a specified threshold. The initial term of the SAR Agreements is ten years, at which time the term will be automatically extended for one-year periods. The rights of Messrs. Paule and Hefty under the SAR Agreements vest ratably over the three-year period from April 22, 1998. Stock Option Plan

The Company adopted a stock option plan (the "Option Plan") in order to provide incentives to certain key officers, managers and employees through ownership of the Company's Common Stock. The shares of Common Stock to be sold or transferred pursuant to the exercise of options granted under the Option Plan shall be authorized shares of Common Stock of the Company, and may be newly issued shares and treasury shares. As of December 31, 1998, options have been granted for 3,198.04 shares of the Class C Common Stock of the Company. These shares vest over a five-year period, and as of December 31, 1998, 1,488.81 shares were vested. In addition, up to 639.598 shares will vest in 1999, up to 639.602 shares will vest in 2000, up to 215.00 shares will vest in 2001 and up to 215.03 shares will vest in 2002.

ITEM 12.          SECURITY OWNERSHIP AND CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The table below sets forth certain information, as of December 31, 1998, regarding beneficial ownership of the common stock of the Company held by: (i) each director of the Company who beneficially owns common stock, (ii) each executive officer of the Company named in the table below "Management-Executive Compensation-Summary Compensation Table who beneficially owns common stock,
(iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except as otherwise noted. See "Certain
Transactions."
                                                                Amount of Beneficial Ownership(1)
                                                                 ---------------------------------
                                                                  Number of          Percentage
                                                                    Shares              Owned
                                                                    ------              -----
         Directors and Executive Officers:
         John W. Jordan II (2)(3)...............................       4,631              9.8%
         David W. Zalaznick (3).................................       4,631              9.8
         Robert H. Elkin (4)....................................       4,393              9.2
         Jonathan F. Boucher (3)................................       3,970              8.4
         Christopher T. Paule (5)...............................       1,485              3.1
         A. Richard Caputo, Jr. (3).............................       1,453              3.1
         Allan A. Huning (6)....................................         888              1.9
         Jack L. Bortle (7).....................................         754              1.6
         John L. Garavaglia III (8).............................         250               *
         All directors and executive officers as a group (11 persons)
           (2)(3)(4)(5)(6)(7)(8)                                      22,800             47.6%

         Other Principal Stockholders:_.........................
         Massachusetts Mutual Life Insurance Company (9)........      13,168             22.7%
         JZ Equity Partners PLC (10)............................      12,352             21.6
         Leucadia Investors, Inc. (11)..........................       7,263             15.4
         Northwestern Mutual Life Insurance Company (12)........       8,231             15.3
         Safety Partners, L.P. (13).............................       3,448              7.3
         John R. Lowden (3).....................................       2,905              6.2
         Adam E. Max (3)........................................       2,905              6.2

--------
* Indicates beneficial ownership of less than 1% of shares of Common Stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed. As of December 31, 1998, there were 47,056 shares of common stock of the Company issued and outstanding.

(2) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is the trustee.

(3) Each of Messrs. Jordan, Zalaznick, Boucher, Lowden, Max and Caputo are affiliated with The Jordan Company, whose address is 767 Fifth Avenue, New York, New York 10153.

(4) Includes immediately exercisable options to purchase 605 shares of common stock. Mr. Elkin was also granted SARs in connection with the Offering. See "Management-SAR Agreements." Mr. Elkin's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(5) Includes immediately exercisable options to purchase 210 shares of common stock. Mr. Paule was also granted SARs in connection with the Offering. See "Management-SAR Agreements." Mr. Paule's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(6) Includes immediately exercisable options to purchase 14 shares of common stock. Mr. Huning's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(7) Includes immediately exercisable options to purchase 4 shares of common stock. Mr. Bortle's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(8) Mr.  Garavaglia's  address is 2997  Clarkson  Road,  Chesterfield,  Missouri
63017.

(9) Includes 432 shares of common stock and immediately exercisable warrants to purchase 1988 shares of common stock held by MassMutual Corporate Value Partners Limited, 217 shares of common stock and immediately exercisable warrants to purchase 999 shares of common stock held by MassMutual Participation Investors and 434 shares of common stock and immediately exercisable warrants to purchase 1999 shares of common stock held by MassMutual Corporate Investors, each of which are affiliates of Massachusetts Mutual Life Insurance Company, and 1,267 shares of common stock and immediately exercisable warrants to purchase 5,832 shares of common stock held by Massachusetts Mutual Life Insurance Company. The principal address of Massachusetts Mutual Life Insurance Company is 1295 State Street, Springfield, Massachusetts 01111.

(10) Includes immediately exercisable warrants to purchase 10,142 shares of common stock. JZ Equity Partners PLC is a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company. See "Certain Relationships and Related Transactions." The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, New York 10153.

(11) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

(12) Includes immediately exercisable warrants to purchase 6,762 shares of common stock. The principal address of Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, 18th Floor, Milwaukee, Wisconsin 53203.

(13) Safety Partners, L.P. is an affiliate of Jefferies & Company, Inc., one of the Initial Purchasers. The beneficial owners of Safety Partners, L.P. are comprised entirely of Jefferies & Company, Inc. as the sale general partner and certain employees and officers of Jefferies & Company, Inc. as the limited partners. The principal address of Safety Partners, L.P. is 11100 Santa Monica Blvd., 10th Floor, Los Angeles, California 90025.

Stockholders Agreement

The Stockholders Agreement provides for certain rights and obligations among the Company and the Current Holders including with respect to the election of directors, restrictions on transfer, co-sale rights and registration rights. Pursuant to the Stockholders Agreement, the Current Holders have agreed to vote their shares for the election of at least four members of the board of directors designated by affiliates of The Jordan Company, and JZ Equity Partners PLC (the "Jordan Investors") and one director designated by management stockholders (the "Management Investors").

The Current Holders may only transfer shares of Common Stock in accordance with the Stockholders Agreement. The Company and the Current Holders have a right of first offer to purchase all or any portion of any shares of Common Stock to be transferred by any Current Holder, subject to certain limited exceptions, on the same terms put forth for such transfer by the selling holder. The Stockholders Agreement provides for preferences on the rights of first offer such that the Management Investors have the first right to purchase shares sold by any other Management investor and the Jordan Investors have the first right to purchase shares sold by any other Jordan Investor.

Pursuant to the Stockholders Agreement, Current Holders other than the Jordan Investors and the Management Investors (the "Institutional Investors") have been granted demand and incidental registration rights by the Company. All other Current Holders have been granted incidental registration rights. The Company is required to bear all registration expenses in connection with each demand and incidental registration and has agreed to indemnify the holders of demand and incidental registration rights against, and provide contribution with respect to, certain liabilities under the Securities Act in connection with the demand and incidental registrations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Jordan Company. In connection with its acquisition by the Management Investors and the Jordan Investors in August 1995, the Company entered into an agreement (the "TJC Management Agreement") with The Jordan Company Management Corporation ("TJMC"), an affiliate of The Jordan Company. Under the TJC
Management Agreement, the Company retains TJMC to render services to the Company, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Management Agreement will expire in 2005, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the Offering, the Company and TJMC have agreed to amend the TJC Management Agreement. The TJC Management Agreement, as amended, will provide an annual consulting fee payable on a quarterly basis equal to at least $600,000 but in no event greater than 2.5% of EBITDA (as defined in the TJC Management Agreement). In addition, the TJC Management Agreement provides for payment to TJMC of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by the Company with the assistance of TJMC. A fee in the amount of $1.65 million was payable to TJMC upon consummation of the Offering. Such fees are subject to board of directors approval. The Company believes that the terms of the TJC Management Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Pursuant to the terms of the Indenture, payment of fees to TJMC pursuant to the TJC Management Agreement is not permitted in the event of a payment or financial covenant default with respect to the Notes.

EMPLOYEE STOCKHOLDER LOANS. In 1995, the Company made loans to certain employees, including Messrs. Elkin, Paule and Huning, to be used for the purchase of the Company's stock. The loan to Mr. Elkin had an original principal amount of $165,553 and is the only loan with a principal amount in excess of $60,000. As of December 31, 1998 there was $343,000 outstanding on all stockholder loans, including $165,553 outstanding on the loan to Mr. Elkin. Each of the loans bears interest at a rate of 7% per annum and, as of December 31, 1998, payments on all of the loans by the employee stockholders were current.

DIRECTOR'S INDEMNIFICATION. The Company has entered into indemnification agreements with each member of the Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as a result of such person's status as a director of the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(1)      Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in
Item 8, which is incorporated herein by reference.

(2)      Financial Statements Schedule

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements or is considered immaterial.

(3)      Exhibits

A list of the exhibits included as part of this Form 10-K is set forth below.

                                  EXHIBIT INDEX
                                                                    Sequentially
                Exhibit Description                                   Numbered
                                                                        Page
1      Purchase Agreement, dated as of April 16, 1998,                         *
       by and among Jackson Products,Inc. (the "Registrant"),
       Jefferies & Company, Inc. and Goldman, Sachs & Co.

2.1    Stock Purchase Agreement, dated as of March 30, 1998,
       by and among Jackson Acquisition, Inc., NCH Corporation,
       American Allsafe Company and Silencio/Safety Direct, Inc.++             *

2.2    Stock Purchase Agreement, dated as of March 31, 1998, by
       and among Crystaloid Technologies, Inc., the Management
       Sellers party thereto, Dahl Partners Incorporated and
       Crystaloid Electronics Company++                                        *

2.3    Stock Purchase Agreement, dated as of June 12, 1998 by and among American Allsafe Company, the sellers party thereto
       and Kedman Company++                                                   **

2.4    First Amendment to Stock Purchase Agreement, dated as of
       June 12, 1998 by and among American Allsafe Company,
       the sellers party thereto and Kedman Company                           **

2.5    Second Amendment to Stock Purchase Agreement, dated as
       of July 22, 1998 by and among American Allsafe Company,
       the sellers party thereto and Kedman Company                           **

2.6    Third Amendment to Stock Purchase Agreement, dated as of
       July 22, 1998 by and among American Allsafe Company, the
       sellers party thereto and Kedman Company                               **

2.7    Real Property Purchase Agreement, dated as of June 12,
       1998 by and among American Allsafe Company and certain
       stockholders of Kedman Company                                         **

3.1    Amended and Restated Certificate of Incorporation of the
       Registrant                                                              *

3.2    Bylaws of the Registrant                                                *

4.1    Indenture,  dated as of April 22, 1998,  between the Registrant
       and State Street Bank and Trust Company, as Trustee                     *

4.2    Form of Global Series A Senior Note                                     *

4.3    Form of Global Series B Senior Note                                     *

4.4    Registration Rights Agreement, dated as of April 22, 1998, by and among the Registrant, Jefferies & Company, Inc. and
       Goldman, Sachs & Co.                                                    *
4.5    Supplemental  Indenture,   dated  as  of  April  24,  1998,
       between  the Registrant and State Street Bank and Trust Company,
       as Trustee                                                              *

4.6    Stockholders Agreement, dated as of August 16, 1995, by and among
       the Registrant and its stockholders                                     *

4.7    First Amendment to Stockholders Agreement,  dated as of March 1,
       1996, by and among the Registrant and its stockholders                  *

4.8    Second Amendment to Stockholders Agreement,  dated as of July 1,
       1996, by and among the Registrant and its stockholders                  *

4.9    Third Amendment to Stockholders Agreement, dated as of June 1,
       1997, by and among the Registrant and its stockholders                  *

4.10   Jackson Products, Inc. 1995 Management Stock Option Plan,
       dated as of August 16,1995                                              *

4.11   First Amendment to 1995 management Stock Option Plan, dated as
       of June 1, 1997                                                         *

4.12   Form of Stock Option Agreement                                          *

4.13   Jordan Investors Subscription Agreement,  dated as of August 16,
       1995, by and among the Registrant and certain stockholders
       named therein                                                           *

4.14   Advisor Subscription Agreement, dated as of August 16, 1995,
       between the Registrant and Safety Partners, L.P                         *

4.15   Management  Subscription  Agreement,  dated as of August 16, 1995,
       by and among the Registrant and certain stockholders named therein      *

4.16   First Amendment to Management Subscription Agreement, dated
       March 1, 1996, by and among the Registrant and certain
       stockholders named therein                                              *

4.17   Second Amendment to Management Subscription Agreement, dated as of December 1,1996, by and among the Registrant and certain
       stockholders named therein                                              *

4.18   Form of Non-Recourse Promissory Note between the Registrant and
       certain of its stockholders                                             *

4.19   Form of Stock Pledge Agreement between the Registrant and
       certain of its stockholders                                             *

4.20  Securities Purchase  Agreement,  dated as of August 16, 1995,
      by and among the Registrant and certain stockholders named therein       *

4.21  First  Amendment to  Securities  Purchase  Agreement,  dated as of July 1, 1996, by and among the Registrant and certain stockholders
      named therein                                                            *

4.22  Form of Warrant of the Registrant                                        *

10.1(a)Credit  Agreement,  dated  as  of  April  22,  1998,  by  and
       among  the Registrant,   BankBoston,   N.A.,  as  Agent,  Mercantile
       Bank  National Association, as Co-agent, the other lenders party thereto, and BancBoston Securities, Inc., as Syndication Agent
       and Arranger                                                            *

10.1(b)Amendment  No. 1 to Credit  Agreement,  dated as of June 19, 1998, by and among  the  Registrant,  BankBoston,  N.A.,  as  Agent,
       Mercantile  Bank National Association,  as Co-Agent,  the other lenders party thereto, and BancBoston Securities, Inc., as
       Syndication Agent and Arranger                                          *

10.2   Revolving Note in the aggregate principal amount of $19,500,000         *

10.3   Revolving Note in the aggregate principal amount of $10,500,000         *

10.4   Acquisition Note in the aggregate principal amount of $61,750, 000      *

10.5   Acquisition Note in the aggregate principal amount of $33,250,000       *

10.6  Guaranty, dated as of April 22, 1998, by and among Flex-O-Lite,
      Inc., OSD Envizion, Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc., American Allsafe Company, Silencio/Safety Direct,
      Inc. and BankBoston, N.A., as Agent                                      *

10.7  Stock Pledge  Agreement,  dated as of April 22,  1998,  by and
      between the Registrant and BankBoston, N.A., as Agent                    *


10.8  Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998,
      by and between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent          *

10.9 Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between Jackson Acquisition, Inc. and BankBoston, N.A., as Agent *

10.10 Security  Agreement,  dated as of  April  22,  1998,  by and  between
      the Registrant and BankBoston, N.A., as Agent                            *

10.11 Security Agreement (Subsidiaries), dated as of April 22, 1998 by and among Flex-O-Lite, Inc., OSD Envizion, Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc., American Allsafe
      Company,  Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent    *

10.12 Patent Collateral Assignment and Security Agreement, dated as of
      April 22, 1998, by and between the Registrant and BankBoston,
      N.A., as Agent                                                           *

10.13 Patent Collateral Assignment and Security Agreement, dated as of
      April 22, 1998, by and between Flex-O-Lite, Inc. and BankBoston,
      N.A., as Agent                                                           *

10.14 Patent Collateral Assignment and Security Agreement, dated as of
      April 22, 1998, by and between OSD Envizion, Inc. and BankBoston,
      N.A., as Agent                                                           *

10.15 Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and between American Life Allsafe Company
      and BankBoston, N.A., as Agent                                           *

10.16 Patent Collateral Assignment and Security Agreement, dated as of
      April 22, 1998, by and between Silencio/Safety Direct, Inc. and
      BankBoston, N.A., as Agent                                               *

10.17 Patent Collateral Assignment and Security Agreement, dated as of
      April 22, 1998,by and between Crystaloid Technologies, Inc. and
      BankBoston, N.A., as Agent                                               *

10.18 Trademark Collateral Assignment and Security Agreement,  dated as of April 22, 1998, by and between the Registrant and BankBoston,
      N.A., as Agent                                                           *

10.19 Trademark Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and between Flex-O-Lite, Inc. and
      BankBoston, N.A., as Agent                                               *

10.20 Trademark Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and between OSD Envizion, Inc. and
      BankBoston, N.A., as Agent                                               *

10.21 Trademark Collateral Assignment and Security Agreement,  dated as of April 22,1998, by and between American Allsafe Company and
      BankBoston,  N.A., as Agent                                              *

10.22 Trademark Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and between Silencio/Safety Direct, Inc. and
      BankBoston, N.A., as Agent                                               *

10.23 Trademark Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and between Crystaloid Technologies, Inc.
      and BankBoston, N.A., as Agent                                           *

10.24 Form of Indemnification Agreement, dated as of August 16, 1995,
      between the Registrant and its directors                                 *

10.25 TJC Management Consulting Agreement, dated as of August 16, 1995, by and among,the Registrant, Flex-O-Lite, Inc. and TJC Management
      Corporation                                                              *

10.26 Employment and Non-Interference Agreement, dated as of August 16,
      1995, by and between the Registrant and Robert H. Elkin                  *

10.27 Amendment to Employment Agreement, dated as of April 22, 1998, by
      and between the Registrant and Robert H. Elkin                           *

10.28 Employment and Non-Interference Agreement, dated as of August 16,
      1995, by and between the Registrant and Christopher T. Paule             *

10.29 Amendment to Employment Agreement, dated as of April 22, 1998, by
      and between the Registrant and Christopher T. Paule                      *

10.30 Employment and Non-Interference Agreement, dated as of August 16,
      1995, by and between Flex-O-Lite, Inc. and Allan Huning                  *

10.31 Employment and Non-Interference Agreement, dated as of April 22,
      1998, by and between the Registrant and Mark R. Hefty                    *

10.32 Employment and Non-Interference Agreement, dated as of April 22,
      1998, by and between the Registrant, Crystaloid Technologies,
      Inc. and Edward D. Surjan, Jr.                                           *

10.33 Employment and Non-Interference Agreement, dated as of April 22,
      1998, by and between the Registrant, Crystaloid Technologies,
      Inc. and Edward M. Stiles                                                *

10.34 Employment and Non-Interference Agreement, dated as of April 22,
      1998, by and between the Registrant, Crystaloid Technologies, Inc.
      and Michael A. Fout                                                      *

10.35 Employment and Non-Interference Agreement, dated as of April 22,
      1998, by and between the Registrant, Crystaloid Technologies, Inc.
      and Gregory J. Putman                                                    *

10.36 Employment and Non-Interference Agreement, dated as of April 22, 1998,
      by between American Allsafe Company and Lincoln M. Kennedy               *

10.37 Stock Appreciation Rights Agreement, dated as of April 22, 1998,
      between the Registrant and Robert H. Elkin                               *

10.38 Stock Appreciation Rights Agreement, dated as of April 22, 1998,
      between the Registrant and Christopher T. Paule                          *

10.39 Stock Appreciation Rights Agreement, dated as of April 22, 1998,
      between the Registrant and Mark R. Hefty                                 *

10.40 Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the Registrant, Crystaloid Technologies, Inc. and
      Edward D. Surjan, Jr.                                                    *

10.41 Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the Registrant, Crystaloid Technologies, Inc. and
      Edward M. Stiles                                                         *
10.42 Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the Registrant, Crystaloid Technologies, Inc. and
      Michael A. Fout                                                          *

10.43 Intercompany Management Consulting Agreement, dated as of August 16,
      1995, by and among the Registrant and its subsidiaries                   *

12  Statements  regarding  computation of ratios 21 List of  Subsidiaries
    of the Registrant                                                          *

25  Statement on Form T-1 of eligibility of the Trustee under the Trust
    Indenture Act                                                              *

27  Financial Data Schedule

++  The schedules and exhibits to this agreement have not been filed pursuant to
    Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementally upon the request of the Securities and Exchange Commission.

* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of the Registrant filed with the Securities and Exchange Commission on September 11, 1998 (Commission File No. 333-53987) and all supplements thereto.

** Incorporated by reference to the exhibits filed with the Current Report on Form 8-K of the Registrant with the Securities and Exchange Commission on August 6, 1998 (Commission File No. 333-53987) and all supplements thereto.

                            AMENDMENT AGREEMENT NO. 1

                                 to that certain

                 REVOLVING CREDIT AND ACQUISITION LOAN AGREEMENT


This AMENDMENT AGREEMENT NO. 1 (this "Amendment") dated as of June 19, 1998, is among (a) Jackson Products, Inc. (the "Borrower"), (b) BankBoston, N.A. and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), (c) BankBoston, N.A. as agent (the "Agent") for itself and the other Banks, and (d) Mercantile Bank National Association, as co-agent (the "Co-Agent").

WHEREAS, the Borrower, the Banks, the Agent and the Co-Agent are parties to that certain Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), pursuant to which the Banks, upon certain terms and conditions, have agreed to make loans to, and issue letters of credit for the benefit of, the Borrower; and

WHEREAS, the Borrower has requested that the Agent, the Co-Agent and the Banks agree, and the Agent, the Co-Agent and the Banks have agreed, on the terms and subject to the conditions set forth herein, to amend certain of the terms and provisions of the Credit Agreement;

NOW, THEREFORE, the parties hereto hereby agree as follows:

S1. Defined Terms. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

S2. Amendments to the Credit Agreement. The Credit Agreement is hereby amended as follows:
(a) Section 1.1 of the Credit Agreement is amended as follows:

(i) the definition of "Drawdown Date" is hereby amended by inserting the words , any Swing Line Loan" immediately following the words "Revolving Credit Loan" in the first line thereof.

(ii) the definition of "Loans" is hereby amended by inserting the words ", the Swing Line Loans" immediately following the words "Revolving Credit Loans" in the first line thereof.

(iii) the definition of "Notes" is hereby amended by inserting the words ", the Swing Line Note" immediately following the words "Revolving Credit Notes" in the first line thereof.

(iv) the following definition will be inserted after the definition of "Ineligible Securities":

"Initial Public Offering. The initial underwritten public offering of the common stock of the Borrower registered under the Securities Act of 1933."

(v) the following definition will be inserted after the definition of "Maximum Drawing Amount":

"Maximum Swing Line Loan Amount. See S2.10 hereof".

(vi) the following definition will be inserted after the definition of "Stock Purchase Agreements":

"Stockholders Agreement. The Stockholders Agreement, dated or to be dated on or prior to the Closing Date among the Borrower and the other parties thereto, in the form delivered to the Agent on or prior to the Closing Date."

(vii) the following definitions will be inserted after the definition of "Subsidiary": "Swing Line Bank. BankBoston, N.A.

Swing Line Loan Maturity Date. With respect to any Swing Line Loan, the date specified by the Borrower in the Loan Request relating thereto as to the maturity date of such Swing Line Loan, which shall in no event be later than the Revolving Credit Loan Maturity Date.

Swing Line Loans. Any Loan made by the Swing Line Bank pursuant to S2.10 hereof. Swing Line Note. See S2.10 hereof."

(b) the heading of Section 2 is amended by deleting the word "FACILITY" and replacing it with the words "AND SWING LINE FACILITIES".

(c) Section 2.1 of the Credit Agreement is amended by inserting the words", plus the outstanding amount of the Swing Line Loans" after the word "requested)" in the twelfth line thereof.

(d) Section 2.3 of the Credit Agreement is amended by deleting the penultimate sentence thereof and replacing it with the following sentence:

"Upon the effective date of any termination the Borrower shall pay to the Agent for the respective accounts of the Banks the full amount of the Revolving Credit Loans and the Swing Line Loans then outstanding and the full amount of any interest and fees then accrued. Upon the effective date of any reduction, the Borrower shall pay to the Agent for the respective accounts of the Banks the full amount of any commitment fee then accrued on the amount of the reduction."

(e)  Section  2.6  of  the  Credit   Agreement  is  amended  by  inserting   the
parenthetical "(other than Swing Line Loans)" after the words "Base Rate Loans" in the fifth line thereof.

(f) Section 2.8.1 of the Credit Agreement is amended by (i) inserting the parenthetical "(or upon fulfillment of the conditions precedent to the making of a Swing Line Loan pursuant to S2.10)" after the word "amount" in the sixth line thereof; and (ii) inserting the words "and the Swing Line Bank shall make available to the Borrower the aggregate amount of funds otherwise available under S2.10, if any" after the words "by the Banks" in the tenth line thereof.

(g) Section 2 of the Credit Agreement is amended by inserting the following section after Section 2.9 thereof:

"S2.10. The Swing Line Loans. (a) Subject to the terms and conditions hereinafter set forth, upon notice by the Borrower made to the Swing Line Bank in accordance with S2.10(b) hereof, the Swing Line Bank agrees to lend to the Borrower Swing Line Loans on any Business Day from the Closing Date until the Maturity Date in an aggregate principal amount not to exceed $3,000,000 (the "Maximum Swing Line Loan Amount"). Except for Swing Line Loans for interest and fees owed to the Swing Line Bank, each Swing Line Loan shall be in a minimum amount equal to $100,000. Notwithstanding any other provisions of this Agreement and in addition to the limit set forth above, at no time shall the aggregate principal amount of all outstanding Swing Line Loans exceed the Total Commitment then in effect minus the sum of (i) the aggregate principal amount of all Revolving Credit Loans outstanding and (ii) the aggregate Maximum Drawing Amount of all Letters of Credit outstanding.

(b)Notice of Borrowing. When the Borrower desires the Swing Line Bank to make a Swing Line Loan, it shall send to the Agent and the Swing Line Bank a Loan Request, which shall set forth the principal amount of the proposed Swing Line Loan and the Swing Line Loan Maturity Date relating thereto, which shall in no event be later than the Revolving Credit Loan Maturity Date. Each such Loan
Request must be received by the Swing Line Bank not later than 2:00 p.m. (Central time) on the date of the proposed borrowing. Each Loan Request shall be irrevocable and binding on the Borrower and shall obligate the Borrower to borrow the Swing Line Loan from the Swing Line Bank on the proposed Drawdown Date thereof. Upon satisfaction of the applicable conditions set forth in this Agreement, on the proposed Drawdown Date the Swing Line Bank shall make the Swing Line Loan available to the Borrower on the proposed Drawdown Date by wiring funds in the amount of the Swing Line Loan to the Borrower's account maintained with the Co-Agent at its head office; provided that the Swing Line Bank shall not advance any Swing Line Loans after it has received notice from any Bank that a Default or Event of Default has occurred and stating that no new Swing Line Loans are to be made until such Default or Event of Default has been cured or waived in accordance with the provisions of this Agreement. The Swing Line Bank shall not be obligated to make any Swing Line Loans at any time when any Bank is a Delinquent Bank unless the Swing Line Bank has entered into arrangements satisfactory to it to eliminate the Swing Line Bank's risk with respect to such Delinquent Bank, including by cash collateralizing such Delinquent Bank's Commitment Percentage of the outstanding Swing Line Loans and any such additional Domestic Swing Line Loans to be made.

(c)Interest on Swing Line Loans. Each Swing Line Loan shall be a Base Rate Loan and, except as otherwise provided in S6.11 hereof, shall bear interest from the Drawdown Date thereof until repaid in full at the rate per annum equal to the Base Rate plus the Applicable Margin, which shall be paid quarterly in arrears on the last day of each calendar quarter.

(d)Repayment of Swing Line Loans. The Borrower shall repay each outstanding Swing Line Loan on or prior to the Swing Line Loan Maturity Date relating thereto. Upon notice by the Swing Line Bank on any Business Day (whether before or on the Revolving Credit Loan Maturity Date), each of the Banks hereby agrees to make payments to the Agent, for the account of the Swing Line Bank, on the next succeeding Business Day following such notice, in an amount equal to such Bank's Commitment Percentage of the aggregate amount of all Swing Line Loans outstanding. The parties hereto agree that such payments made to the Agent for the account of the Swing Line Bank shall constitute Revolving Credit Loans made to the Borrower hereunder, and shall be a Base Rate Loan. The proceeds thereof shall be applied directly to the Swing Line Bank to repay the Swing Line Bank for such outstanding Swing Line Loans. Each Bank hereby absolutely, unconditionally and irrevocably agrees to make such Revolving Credit Loans upon one Business Day's notice as set forth above, notwithstanding (i) that the amount of such Loan may not comply with the applicable minimums set forth in S2.6 hereof, (ii) the failure of the Borrower to meet the conditions set forth in SS12 or 13 hereof, (iii) the occurrence or continuance of a Default or an Event of Default hereunder, (iv) the date of such Loan, and (v) the Total Commitment in effect at such time. In the event that it is impracticable for such amounts to be paid to the Agent or the Swing Line Bank or such Loan to be made for any reason on the date otherwise required above, then each Bank hereby agrees that it shall forthwith purchase (as of the date such payment and such Loan would have been made, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) from the Swing Line Bank, and the Swing Line Bank shall sell to each Bank, such participations in the Swing Line Loans (including all accrued and unpaid interest thereon) outstanding as shall be necessary to cause the Banks to share in such Swing Line Loans pro rata based on their respective Commitment Percentages (without regard to any termination of the Total Commitment) by making available to the Swing Line Bank an amount equal to such Bank's participation in the Swing Line Loans; provided that (x) all interest payable on the Swing Line Loans shall be for the account of the Swing Line Bank as a funding and administrative fee until the date as of which the respective participation is purchased (unless paid to the Swing Line Bank pursuant to clause (y) below), and (y) at the time any purchase of such participation is actually made, the purchasing Bank shall be required to pay the Swing Line Bank interest on the principal amount of the participation so purchased for each day from and including the date such Loan would otherwise have been made until the date of payment for such participation at the rate of interest in effect applicable to Base Rate Loans during such period.

(e)The Swing Line Note.The obligation of the Borrower to repay the Swing Line Loans made pursuant to this Agreement and to pay interest thereon as set forth in this Agreement shall be evidenced by a promissory note of the Borrower with appropriate insertions substantially in the form of ExhibitA-3 attached hereto (the " Swing Line Note"), dated the Closing Date and payable to the order of the Swing Line Bank in a principal amount stated to be the lesser of (i) the Maximum Swing Line Loan Amount, or (ii) the aggregate principal amount of Swing Line Loans at any time advanced by the Swing Line Bank and outstanding thereunder. The Borrower irrevocably authorizes the Swing Line Bank to make or cause to be made, at or about the time of the Drawdown Date of any Swing Line Loan or at the time of receipt of any payment of principal on the Swing Line Note, an appropriate notation on the Record reflecting the making of such Swing Line Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Swing Line Loans set forth on such Record shall be prima facie evidence of the principal amount thereof owing and unpaid to the Swing Line Bank, but the failure to record, or any error in so recording, any such amount on such Record shall not limit or otherwise affect the actual amount of the obligations of the Borrower hereunder or under the Swing Line Note to make payments of principal of or interest on the Swing Line Note when due."

(h) Section 3.1 of the Credit Agreement is amended by inserting the words "and Swing Line Loans" after the words "Revolving Credit Loans" in the third line thereof.

(i) Section 3.2 of the Credit Agreement is amended by (i) inserting the words "the Swing Line Loans," after the words "Revolving Credit Loans," in the second line thereof; (ii) inserting the words "to the Swing Line Loans; third," after the word "second" in the seventh line thereof; and (iii) deleting the word "third" and replacing it with the word "fourth" in the seventh line thereof.

(j) Section 4.1.2 of the Credit Agreement is amended by deleting the reference to "S14" and replacing it with "S13" in the thirty-sixth line thereof.

(k) Section 4.6 of the Credit Agreement is amended by inserting the words "after the end of the Disbursement Period" following the word "Loan" in the last sentence thereof.

(l) Section 5.1.1 of the Credit Agreement is amended by inserting the words ", and (iv) the amount of all Swing Line Loans outstanding" after the words "Revolving Credit Loans outstanding" in the fourth to the last line thereof.

(m) Section 5.6 of the Credit Agreement is amended by inserting the words "quarterly in arrears" after the parenthetical "(in each case, a "Letter of Credit Fee")" in the third line thereof.

(n) Section 9 of the Credit Agreement is amended by inserting the words ", the Swing Line Bank has any obligation to make any Swing Line Loans" after the word "Loans" in the third line thereof.

(o) Section 9.19 of the Credit Agreement is amended (i) by replacing the words "the Borrower and the Agent" in the third line thereof with the words "the Borrower and each of the Banks" and (ii) by inserting the word "Holdings" after the word "Lansec" in the fifth line thereof.

(p) Section 10 of the Credit Agreement is amended by inserting the words ", the Swing Line Bank has any obligation to make any Swing Line Loans" after the word "Loans" in the third line thereof.

(q) Section 12 of the Credit Agreement is amended by inserting the words ", of the Swing Line Bank to make any Swing Line Loans" after the words "Acquisition Loan" in the second line thereof.

(r) Section 13 of the Credit Agreement is amended by inserting the words "of the Swing Line Bank to make any Swing Line Loans" after the words "Acquisition Loan," in the second line thereof.

(s) Section 16.5.3 of the Credit Agreement is amended by deleting the word "Loan" and replacing it with the words "Revolving Credit Loan or any Acquisition Loans, to make available to the Swing Line Bank its pro rata share of any Swing Line Loan" in the fourth line thereof.

(t) Section 18 of the Credit Agreement is amended by inserting the words ", the making by the Swing Line Bank of the Swing Line Loans" after the words "any of the Loans" in the sixth line thereof.

(u) Section 26 of the Credit Agreement is amended by (i) inserting the words "the amount of the Acquisition Commitments of the Banks, the amount of principal owing to the Banks" after the words "Commitments of the Banks" in the thirteenth line thereof; (ii) deleting the word "and" after the words "may not be amended," in the eighteenth line thereof; (iii) inserting the words "and any Guarantor may not be released (except in accordance with S10.5)" after the parenthetical "(except in accordance with S10.5.2)," in the nineteenth line thereof; and (iv) inserting the sentence "No amendment, waiver or consent shall, unless in writing and signed by the Swing Line Bank in addition to the Banks required above to take such action, affect the rights and obligations of the Swing Line Bank under this Credit Agreement." after the words "of the Agent." in the twenty-second line thereof.

S3.   Affirmation   and   Acknowledgment   of  the  Borrower  and  the  Domestic
Subsidiaries. The Borrower and each of the Domestic Subsidiaries hereby affirm and acknowledge to the Banks as follows:

(a) The Borrower hereby ratifies and confirms all of its Obligations to the Banks, including, without limitation, the Loans, and the Borrower hereby affirms its absolute and unconditional promise to pay to the Banks the Loans, the Reimbursement Obligations, and all other amounts due under the Credit Agreement as amended hereby. The Borrower hereby confirms that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrower as security for the Obligations.

(b) Each of the Domestic Subsidiaries hereby acknowledges the provisions of this Amendment and hereby reaffirms its absolute and unconditional guaranty of the Borrower's payment and performance of the Obligations as more fully described in the Guaranty. Each of the Domestic Subsidiaries hereby confirms that its obligations under the Guaranty are and remain secured pursuant to the Security Documents to which it is a party.

S4. Representations and Warranties. The Borrower hereby represent and warrant to the Banks as follows:

(a) The execution and delivery by the Borrower and each Domestic Subsidiary of this Amendment, and the performance by the Borrower and each Domestic Subsidiary of its obligations and agreements under this Amendment and the Credit Agreement as amended hereby, are within the corporate authority of the Borrower and each Domestic Subsidiary, have been duly authorized by all necessary corporate proceedings on behalf of the Borrower and each Domestic Subsidiary, and do not and will not contravene any provision of law, statute, rule or regulation to which the Borrower and each Domestic Subsidiary is subject or any of the Borrower's and each Domestic Subsidiary's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon the Borrower and each Domestic Subsidiary.

(b) This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of the Borrower and each Domestic Subsidiary, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights.

(c) No approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by the Borrower or any Domestic Subsidiary of this Amendment or the Credit Agreement as amended hereby.

(d) The representations and warranties contained in S8 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by this Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date.

(e) The Borrower and each Domestic Subsidiary has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

S5. Effectiveness. This Amendment shall become effective upon the receipt by the Agent of a fully executed counterpart hereof signed by each of the Borrower, the Domestic Subsidiaries, the Agent, the Co-Agent and all of the Banks.

S6. Miscellaneous Provisions.

(a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

(c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

(d) The Borrower hereby agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Agent in connection with the preparation of this Amendment (including reasonable legal fees).

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

                             JACKSON PRODUCTS, INC.

                           By:_______________________
                                     Title:

                           FLEX-O-LITE, INC.

                           By:_______________________
                                     Title:

                           OSD ENVIZION, INC.

                           By:_______________________
                                     Title:

                           CRYSTALOID TECHNOLOGIES,INC

                           By:_______________________
                                     Title:

                            AMERICAN ALLSAFE COMPANY

                           By:_______________________
                                     Title:

                           SILENCIO/SAFETY DIRECT,INC.

                           By:_______________________
                                     Title:


                            BANKBOSTON, N.A.,
                            individually and as Agent

                           By:_______________________
                                     Title:

                            MERCANTILE BANK NATIONAL
                            ASSOCIATION, individually
                            and as Co-Agent

                           By:_______________________
                                     Title:

                           SANWA BUSINESS CREDIT CORP.

                           By:_______________________
                                     Title:

                           BHF-BANK AKTIENGESELLSCHAFT

                           By:_______________________
                                     Title:

                           ANTARES LEVERAGED CAPITAL
                           CORP.

                           By:_______________________
                                     Title:

                           COMERICA BANK


                           By:_______________________
                                     Title:


                           FLEET NATIONAL BANK

                           By:_______________________
                                     Title:


                           PARIBAS

                           By:_______________________
                                     Title:



                           By:_______________________
                                     Title:



                           FIRST SOURCE FINANCIAL LLP
                         by First Source Financial Inc.,
                           as Agent/Manager

                           By:_______________________
                                     Title:


                           KEY CORPORATE CAPITAL INC.

                           By:_______________________
                                     Title:


                           DEUTSCHE FINANCIAL
                           SERVICES CORP.

                           By:_______________________
                                     Title:



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JACKSON PRODUCTS, INC.
                                              (Registrant)


Date : 3/26/99                           By:/s/ Christopher T. Paule
                                          ---------------------------
                                          Christopher T. Paule
                                          Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

27.

Financial Data Schedule