Form 10-Q
period 1999-03-31
JACKSON PRODUCTS INC
filed 1999-05-13
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly   period  ended   March 31, 1999  or  [  ]  TRANSITION
     REPORTPURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE  ACT OF
     1934

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     38,530 shares of Class A Common Stock at March 31, 1999
      8,359 shares of Class C Common Stock at March 31, 1999

                             JACKSON PRODUCTS, INC.



                                      INDEX


                                                                         PAGE

Part I.         Financial Information:

     Item 1.    Consolidated  Financial  Statements  as  of
                March 31, 1999  and December  31, 1998 (unaudited):

                Consolidated Balance Sheets .............................. 2

                Consolidated Statements of Operations .................... 3

                Consolidated Statements of Cash Flow...................... 4

                Notes to Consolidated Financial Statements................ 5

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations......... 13

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk.14

Part II.        Other Information........................................ 15

                Signature Page........................................... 15

                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except share data)
                                                    (Unaudited)


                                                                            March 31,            December 31,
                             ASSETS                                           1998                   1998
                             ------                                           ----                   ----


     Current assets:
       Cash and cash equivalents..................................         $    272               $    327
       Accounts receivable, net of allowance for doubtful accounts
       of $719 and $651 in 1999 and 1998, respectively............           25,824                 18,479
       Inventories................................................           33,469                 34,275
       Prepaid expenses...........................................            1,117                    746
                                                                           --------                -------
                 Total current assets.............................           60,682                 53,827

       Property, plant, and equipment, net........................           35,530                 34,362
       Intangibles................................................           72,383                 75,242
       Deferred financing costs...................................            7,043                  7,372
       Other noncurrent assets....................................              293                    436
                                                                           --------               --------
                                                                           $175,931               $171,239
                                                                           ========               ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

     Current liabilities:
       Accounts payable...........................................         $ 14,382               $ 15,313
       Accrued and other liabilities..............................            5,966                  6,056
       Accrued interest...........................................            5,714                  3,044
       Accrued income taxes.......................................            1,075                  1,075
                                                                           --------                -------
                 Total current liabilities........................           27,137                 25,488

       Long-term debt.............................................          196,244                190,389
       Other noncurrent liabilities...............................            3,074                  3,074


       Stockholders' deficit:
       Class A Common Stock, $.01 par value; 100,000 shares authorized;
       38,530  and 40,000 shares issued and outstanding at March
       31, 1999 and December 31, 1998.............................             --                     --

       Class C common stock, $.01 par value; 15,000 shares authorized;
       8,359 and 8,526 shares issued and outstanding at March 31, 1999
       and December 31, 1998......................................             --                     --

       Additional paid-in capital.................................            2,935                  2,952
       Accumulated other comprehensive income.....................             (358)                    59
       Loans due on common stock..................................             (329)                 (343)
       Accumulated deficit........................................          (52,772)              (50,380)
                                                                            --------              -------
                 Total stockholders' deficit                                (50,524)              (47,712)
                                                                            --------              -------
                                                                           $175,931               $171,239
                                                                           =========              ========

                       See accompanying notes to consolidated financial statements.


                                          Page 2

                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Dollars in thousands)
                                                      (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                                 --------------------------
                                                                    1999         1998
                                                                 --------------------------

Net sales.......................................................    $ 43,640     $  31,106

Operating expenses:
      Cost of sales.............................................      29,917        21,849
      Selling, general and administrative.......................       8,035         5,256
      Amortization of intangibles...............................       2,965         1,764
                                                                    ---------      ---------
Total operating expenses........................................      40,917        28,869

Operating income................................................       2,723         2,237

Other:
      Interest expense, net.....................................      (4,404)       (2,996)
      Amortization of deferred financing costs..................        (375)         (309)
      Other.....................................................        (206)         (172)
                                                                    ---------     ---------

Loss before income tax provision................................      (2,262)       (1,240)
Income tax expense..............................................         130           159
                                                                    ---------     ---------

Net loss........................................................    $ (2,392)    $  (1,399)
                                                                    =========     =========

                   See accompanying notes to consolidated financial statements.


                                          Page 3


                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                           Three months ended March 31, 1999 and 1998
                                    (Dollars in thousands)
                                         (Unaudited)


                                                                           1998        1997
Cash flows from operating activities:


Net loss ...........................................................    $(2,392)   $ (1,399)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation .......................................................       1,459       1,397
Amortization of deferred financing costs, intangibles
and debt discount ..................................................       3,369       2,090

Changes in operating assets and liabilities, net
of effects of acquisitions:
     Accounts receivable ...........................................     (7,345)     (3,916)
     Inventories ...................................................         806     (1,948)
     Accounts payable ..............................................       (931)       1,413
     Accrued and other liabilities .................................        (50)       (466)
     Accrued interest ..............................................       2,670     (1,016)
     Accrued income taxes ..........................................         --         (14)
     Other, net ....................................................       (322)       (633)
                                                                          ------      ------
Net cash used in operating activities: .............................     (2,736)     (4,492)

Cash flows from investing activities:
     Acquisition of business, including direct expenses ............     (1,278)       (292)
     Capital expenditures ..........................................     (1,864)       (809)
                                                                        --------     -------
Net cash used in investing activities ..............................     (3,142)     (1,101)
                                                                        --------     -------

Cash flows from financing activities:
     Proceeds from issuance of long-term obligations ...............      5,826        5,322
     Repurchase of common stock, net of loan payments ..............         (3)         --
                                                                       --------      -------
Net cash provided by financing activities ..........................      5,823        5,322
                                                                       --------      -------


Net decrease in cash ...............................................        (55)       (271)
Cash, beginning of period ..........................................        327         523
                                                                        --------     -------
Cash, end of period ................................................    $   272   $     252
                                                                        ========      ======


                   See accompanying notes to consolidated financial statements




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


(1)      Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1998 balances have been reclassified to conform to 1999 presentation. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     (2) Inventory

     Inventories at March 31, 1999 consist of the following (in thousands):

     Raw materials............................... $11,146
     Work-in-process.............................   5,179
     Finished goods..............................  17,144
                                                  -------
                                                  $33,469

(3)      Acquisitions

     In 1998, the Company made several acquisitions including American Allsafe Company and Silencio/Safety Direct, Inc. on April 22, 1998; Crystaloid Technologies, Inc. on April 23, 1998 and the Kedman Company on July 22, 1998 (collectively the 'Acquisitions'). The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

     On December 22, 1998, the Company entered into a non-binding letter of intent to purchase the assets of Morton Traffic Markings, a division of Morton International, Inc. This acquisition is subject to management's due diligence and is tentatively scheduled to close in mid May of 1999.

     On January 25, 1999 Jackson Products, Inc. acquired certain of the assets of OK Beads Inc. OK Beads manufactures reflective glass beads used in highway safety products such as road markers, signs, paint and reflective tape.

(4)      Financing activities

     Credit Agreement In connection with the Allsafe Acquisition and the Crystaloid Acquisition, the Company entered into a credit agreement (the 'New Credit Facility') with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at March 31, 1999. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to Operating Cash Flow (as defined in the Credit Agreement). The average interest rate on the outstanding borrowings was 7.5% at March 31, 1999. At March 31, 1999 there was $16.9 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $11.7 million. At March 31, 1999 there was $65.0 million outstanding on the acquisition facility resulting in availability of $30.0 million.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Senior Subordinated Notes On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the 'Notes') due April 15, 2005 (the 'Offering'). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ('Guarantors').

(5)      Condensed Consolidating Financial Information
     Financial information regarding the Guarantors as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 is presented below for the purpose of complying with the reporting requirements of the Guarantors Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

(5) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 1999

                                                                                                  Non-
                                                                       Parent     Guarantor    Guarantor
                                                                      Company   Subsidiaries  Subsidiary   Eliminations Consolidated
                                                                      --------  ------------  ----------   ------------ -----------

            ASSETS
Current assets:
     Cash ........................................................   $    --      $    --      $     272    $    --      $     272
     Accounts receivable, net ....................................       4,827       19,163        1,834         --         25,824
     Inventories .................................................       7,439       24,919        1,540         (429)      33,469
     Prepaid expenses ............................................         231          772          114         --          1,117
                                                                      --------    ---------    ---------       --------   --------
           Total current assets .................................       12,497       44,854        3,760         (429)      60,682

     Property, plant and equipment ...............................      11,518       23,752          260         --         35,530
     Intangibles .................................................      13,770       56,226        2,387         --         72,383
     Note receivable .............................................      48,320        9,229         --        (57,549)        --
     Deferred financing costs ....................................       7,043         --           --           --          7,043
     Investment in subsidiaries ..................................      22,210         --           --        (22,210)        --
     Other noncurrent assets .....................................        --            293         --           --            293
                                                                      --------     --------     --------      ---------   --------
                                                                     $ 115,358    $ 134,354    $   6,407    $ (80,188)   $ 175,931
                                                                     =========    =========    =========    =========    =========

       LIABILITIES AND
     STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable to parent .....................................   $    --      $  53,971    $   3,578    $ (57,549)   $    --
     Accounts payable ............................................       2,904       10,413        1,065         --         14,382
     Accrued and other liabilities ...............................       3,568        1,788          610         --          5,966
     Accrued interest ............................................       5,714         --           --           --          5,714
     Accrued taxes ...............................................       1,075         --           --           --          1,075
                                                                      --------     --------    ---------    ---------    ---------
            Total current liabilities ............................      13,261       66,172        5,253      (57,549)      27,137


Long-term debt ...................................................     196,244         --           --           --        196,244
Other noncurrent liabilities .....................................       3,074         --           --           --          3,074
Due to parent ....................................................     (47,484)      44,878        2,606         --           --

Stockholders' deficit
     Common stock ................................................        --              1         --             (1)        --
     Additional paid-in capital ..................................       2,934       34,499         --        (34,498)       2,935
     Accumulated other comprehensive income ......................        --           (202)        (156)        --           (358)
     Loans due on common stock ...................................        (329)        --           --           --           (329)
     Accumulated deficit .........................................     (52,342)     (10,994)      (1,296)      11,860      (52,772)
                                                                      ---------     --------    ---------    ---------     -------
            Total stockholders' deficit ..........................     (49,737)      23,304       (1,452)     (22,639)     (50,524)

                                                                     $ 115,358    $ 134,354    $   6,407    $ (80,188)   $ 175,931
                                                                     =========    =========    =========    =========    =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 1999


                                                                                       Non-
                                                      Parent         Guarantor       Guarantor
                                                      Company       Subsidiaries     Subsidiary    Eliminations      Consolidated
                                                     -----------    ---------------  ------------   --------------   -------------
Net sales ....................................       $ 12,541       $ 34,873         $  2,106         $ (5,880)        $ 43,640
Operating expenses:
      Cost of sales ..........................          9,011         25,374            1,325           (5,793)          29,917
      Selling, general and administrative ....          2,596          4,445              994              --             8,035
      Amortization of intangibles ............            275          2,632               58              --             2,965
                                                      --------      ----------       --------           --------       --------
                                                       11,882         32,451            2,377           (5,793)          40,917

Operating income (loss) ......................            659          2,422             (271)             (87)           2,723

Other
      Interest expense, net ..................         (3,510)          (894)             --               --           (4,404)
      Amortization of deferred financing costs           (375)          --                --               --             (375)
      Other ..................................          2,875          (3,081)            --               --             (206)
                                                     --------        --------        --------          --------         --------
ncome (loss) before income tax provision ....           (351)        (1,553)           (271)             (87)          (2,262)

Income tax expense ...........................             70              60            --                --              130

Equity in earnings of subsidiaries ...........         (1,884)          --               --              1,884             --
                                                     --------        --------         --------         --------         --------
Net income (loss) ............................       $ (2,305)      $ (1,613)        $   (271)        $  1,797        $ (2,392)
                                                     ========        ========         ========         ========        =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(5) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                        Three months ended March 31, 1999

                                                                                           Non-
                                                              Parent     Guarantor      Guarantor
                                                             Company     Subsidiaries   Subsidiary  Eliminations  Consolidated
                                                             -------    -------------  -----------  ------------  ------------

Net cash (used in ) provided by operating activities: ....       156       (4,175)          (601)       1,884         (2,736)
                                                             -------      -------         -------      ------        -------

Cash flows from investing activities:
        Acquisition of business, including direct expenses      --         (1,278)            --         --           (1,278)
        Capital expenditures .............................      (645)      (1,137)           (82)        --           (1,864)
                                                             -------      -------          -------    -------         -------
Net cash used in investing activities ....................      (645)      (2,415)           (82)        --           (3,142)
                                                             -------      -------          -------    -------         -------

Cash flows from financing activities:
        Proceeds from issuance of long-term obligations ..     5,826         --              --         --             5,826
        Repurchase of common stock, net of loan payments .        (3)        --              --         --               (3)
                                                             -------      -------        -------    -------          -------
Net cash provided by financing activities ................     5,823         --              --         --             5,823
                                                             =======      =======        =======    =======          =======


Net increase (decrease) in cash ..........................   $ 5,334     $(6,590)       $  (683)   $ 1,884             (55)
                                                             =======      =======         =======   =======
Cash, beginning of period ................................                                                              327
                                                                                                                      -------
Cash, end of period ......................................                                                          $   272
                                                                                                                      =======

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(5) Condensed   Consolidating  Financial  Information  (con't)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1998

                                                                                       Non-
                                                     Parent         Guarantor       Guarantor
                                                     Company       Subsidiaries     Subsidiary     Eliminations     Consolidated
                                                     -------       ------------     ----------     ------------     ------------
                     ASSETS
Current assets:
Cash .................................             $      --        $     --          $  327       $      --          $  327
Accounts receivable, net .............                 3,565          13,427           1,487              --          18,479
Inventories ..........................                 8,162          25,011           1,444            (342)         34,275
Prepaid expenses .....................                   259             407              80              --             746
                                                      -------       --------          ------       ----------        -------
Total current assets .................                11,986          38,845           3,338            (342)         53,827

Property, plant and equipment ........                11,385          22,779             198              --          34,362
Intangibles ..........................                13,968          58,628           2,646              --          75,242
Note receivable ......................                48,271           9,229              --         (57,500)             --
Deferred financing costs ............                  7,372              --              --              --           7,372
Investment in subsidiaries ...........                24,094              --              --         (24,094)             --
Other noncurrent assets ..............                    --             436              --              --             436
                                                     -------         -------          ------         --------         -------
                                                    $117,076        $129,917          $6,182        $(81,936)       $171,239
                                                    ========        ========          ======        =========       ========

LIABILITIES AND
STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to parent ..............             $      --         $53,971          $3,529        $(57,500)       $     --
Accounts payable .....................                 3,580          10,932             801              --          15,313
Accrued and other liabilities ........                 3,717           1,533             806              --           6,056
Accrued interest .....................                 3,044              --              --              --           3,044
Accrued taxes ........................                 1,075              --              --              --           1,075
                                                     --------         -------          -----         --------        -------
Total current liabilities ............                11,416          66,436           5,136         (57,500)         25,488
                                                     -------          -------          ------        ---------       -------

Long-term debt .......................               190,389              --              --              --         190,389
Other noncurrent liabilities .........                 3,074              --              --              --           3,074
Due to parent ........................               (40,374)         38,600           1,774              --              --

Stockholders' deficit
Common stock .........................                    --               1              --              (1)             --
Additional paid-in capital ...........                 2,951          34,499              --         (34,498)          2,952
Accumulated other comprehensive income                    --            (238)            297              --              59
Loans due on common stock ............                  (343)             --              --              --            (343)
Accumulated deficit ..................               (50,037)         (9,381)         (1,025)         10,063         (50,380)
                                                     --------         -------         -------        --------        --------
Total stockholders' deficit ..........               (47,429)         24,881            (728)        (24,436)        (47,712)
                                                     --------         -------         -------        --------        --------

                                                     $117,076        $129,917          $6,182        $(81,936)       $171,239
                                                     ========        ========         ========       =========       ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 1998

                                                                                          Non
                                                       Parent          Guarantor       Guarantor
                                                       Company        Subsidiaries      Subsidiary   Eliminations     Consolidated
                                                       -------        ------------      ----------   ------------     ------------

Net sales ...............................              $ 10,435       $ 19,884           $  2,867       $ (2,080)      $ 31,106
Operating expenses:
Cost of sales ...........................                 7,071         14,873              1,932         (2,027)        21,849
Selling, general and administrative .....                 2,768          1,529                959           --            5,256
Amortization of intangibles .............                   276          1,301                187           --            1,764
                                                        --------       --------            --------     --------        -------
                                                         10,115         17,703              3,078         (2,027)        28,869

Operating income (loss) .................                   320          2,181              (211)           (53)          2,237

Other ...................................                   --
Interest expense, net ...................                (2,996)          --                  --             --         (2,996)
Amortization of deferred financing costs                   (309)          --                  --             --           (309)
Other ...................................                 1,344         (1,519)                3             --           (172)
                                                        --------       --------            --------      -------        -------

Income (loss) before income tax provision                (1,641)           662              (208)           (53)        (1,240)

Income tax expense ......................                    76             38               45              --             159

Equity in earnings of subsidiaries ......                   371           --                  --           (371)            --
                                                        --------       --------            --------      --------       -------

Net income (loss) .......................              $ (1,346)      $    624          $   (253)      $   (424)      $ (1,399)
                                                        ========       ========            ========      =========      =======

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(5) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                        Three months ended March 31, 1998

                                                                                           Non-
                                                               Parent     Guarantor     Guarantor
                                                               Company   Subsidiaries   Subsidiary     Eliminations    Consolidated
                                                               -------   ------------   ----------     ------------    ------------

  Cash flow from operating activities:
  Net cash (used in ) provided by operating activities...      (3,017)         (759)         (645)          (71)       (4,492)
                                                               -------       -------       -------       -------       -------

  Cash flows from investing activities:
         Acquisition of business, including direct costs.        (292)          --            --           --            (292)
         Capital expenditures ...........................        (536)         (273)          --           --            (809)
                                                               -------       -------       -------       -------       -------
  Net cash used in investing activities .................        (828)         (273)          --           --          (1,101)
                                                               -------       -------       -------       -------       -------

  Cash flows from financing activities:
         Proceeds from issuance of long-term obligations.        5,322          --            --            --           5,322
                                                               -------       -------       -------       -------       -------
  Net cash provided by financing activities .............        5,322          --            --            --           5,322
                                                               =======       =======       =======       =======       =======


  Net increase(decrease)in cash .........................      $ 1,477       $(1,032)      $  (645)      $   (71)        (271)
                                                               =======       =======       ========       =======
  Cash, beginning of period .............................                                                                  523
                                                                                                                       -------
  Cash, end of period ...................................                                                              $   252
                                                                                                                       =======

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition and results should be read in conjunction with the Company's consolidated financial statements, including the notes, as well as with the Company's other filings with the Securities and Exchange Commission. All statements, trend analysis and other information contained in this filing relative to markets for the Company's services and trends in the Company's operations or financial results, as well as other statements, including words such as 'anticipate,' 'believe,' 'plan,' 'estimate,' 'expect,' and 'intent' and other similar expressions, constitute forward-looking statements as defined in Section 21E(i)(1) of the Exchange Act and are subject to business and economic risks and actual results may differ materially from those contemplated by the forward-looking statements.

     On April 22, 1998 the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million (the 'Allsafe Acquisition'). On April 23, 1998 the Company, through its subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the 'Crystaloid Acquisition'), $0.5 million of which is payable in 18 months subject to certain conditions. On July 22, 1998, American Allsafe Company acquired all of the outstanding capital stock of Kedman Company (the ' Kedman Acquisition') for $9.2 million. Operating results of the Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition (collectively, the 'Acquisitions') have been included in the financial statements of the Company as of these dates.

     On December 22, 1998, the Company entered into a non-binding letter of intent to purchase the assets of Morton Traffic Markings, a division of Morton International, Inc. This acquisition is subject to management's due diligence and is tentatively scheduled to close in mid May of 1999.

     On January 25, 1999 Jackson Products, Inc. acquired certain of the assets of OK Beads Inc. OK Beads manufactures reflective glass beads used in highway safety products such as road markers, signs, paint and reflective tape. The Company believes the acquisition will increase manufacturing capacity in the reflective glass bead market of its Flex-O-Lite division.

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales- Net sales for the three months ended March 31, 1999 increased 40.3% to $43.6 million from $31.1 million in 1998. The increase in sales for this period is primarily attributed to the Acquisitions, which provided $14.7 million in net sales. Had the Acquisitions occurred on January 1, 1998, net sales for the three month period would have been consistent for the two periods.

     Cost of sales- Cost of sales for the three months ended March 31, 1999 increased 36.9% to $29.9 million from $21.8 million in 1998, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 68.6% from 70.2% due to various cost reductions, a favorable product mix and improved margins associated with the Acquisitions.

     Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended March 31, 1999 increased 52.9% to $8.0 million from $5.3 million due primarily to the Acquisitions. Selling, general & administrative expenses as a percentage of sales increased from 16.9% to 18.4% due to increased expenses associated with Lansec GmbH ("GmbH"). GmbH expenses as a percentage of sales are high relative to the other divisions. Increased corporate administrative expenses also attributed to the increase in selling, general and administrative expenses due to the Acquisitions and the requirements of being a SEC registrant.

     Operating income- Operating income for the three months ended March 31, 1999 increased to $2.7 million from $2.2 million in 1998 due to the Acquisitions, various cost reductions and the realization of manufacturing synergies.

     Income tax expense- Income tax expense for the three months ended March 31, 1999 decreased to $0.1 million from $0.2 million in 1998. The Company's effective income tax rate is substantially lower than the statutory rate due to non-deductible amortization expenses for certain intangibles.

     Liquidity and Capital Resources

     Cash used by operating activities for the three months ended March 31, 1999 and 1998 was $2.7 million and $4.5 million, respectively due to improvements in the management of working capital. Changes in working capital resulted in cash uses of $5.2 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively.

     Cash used in investing activities for the three months ended March 31, 1999 and 1998 was $3.1 million and $1.1 million, respectively. Capital expenditures for the three months ended March 31, 1999 and 1998 were $1.9 million and $0.8 million, respectively.

     Net cash provided by financing activities for the three months ended March 31, 1999 and 1998 was $5.8 million and $5.3 million, respectively.

     Effective April 22, 1998, the Company entered into a credit agreement (the 'New Credit Facility') with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million consisting of an acquisition line facility in the principal amount of $95.0 million and a revolving credit facility in the principal amount of $30.0 million. At March 31, 1999 there was $16.9 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $11.7 million. The average interest rate on the outstanding borrowings was 7.5% at March 31, 1999.

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the 'Notes') due April 15, 2005 (the 'Offering'). The Notes will bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ('Guarantors').

     The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the remainder of 1999.

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

ITEM 3.
     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended March 21, 1999. For additional information, refer to
     Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

     Item 1. - Legal Proceedings

     There has been no change to matters discussed in Business - Legal Proceedings in the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 16, 1998.

     Item 2. - Changes in Securities

     None

     Item 3. - Defaults Upon Senior Securities
     None

     Item 4. - Submission of Matters to a Vote of Security Holders
     None
     Item 5. - Other Information
     None

     Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are included with this report:

               Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

     On January 25, 1999, the Company filed a Form 8-K relating to the acquisition of OK Beads Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      JACKSON PRODUCTS, INC.
                                                          (Registrant)


Date : 03/14/99                                     By:/s/ Christopher T. Paule
                                                    ---------------------------
                                                        Christopher T. Paule
                                                 Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

INDEX TO EXHIBITS

27.      Financial Data Schedule                                         Page