Form 10-Q
period 1999-06-30
JACKSON PRODUCTS INC
filed 1999-08-11
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (636) 207-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             38,530 shares of Class A Common Stock at June 30, 1999
              8,526 shares of Class C Common Stock at June 30, 1999

                             JACKSON PRODUCTS, INC.



                                      INDEX

                                                                           PAGE

Part I.     Financial Information:

   Item 1.  Consolidated  Financial  Statements  as  of
            June 30, 1999 and December 31, 1998 and the three and six months ended June 30, 1999 and 1998 (unaudited):

            Consolidated Balance Sheets                                      2

            Consolidated Statements of Operations                            3

            Consolidated Statements of Cash Flow                             4

            Notes to Consolidated Financial Statements                       5


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   15

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk       17


Part II.    Other Information                                               17

            Signature Page                                                  18

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                                              June 30,                December 31,
                             ASSETS                                                             1999                      1998
                             ------                                                       ---------------            --------------

Current assets:

  Cash                                                                                    $           240        $             327
    Accounts receivable, net of allowance for doubtful accounts of $853
      and $651 in 1999 and 1998, respectively.                                                     39,358                   18,479
    Inventories                                                                                    38,673                   34,275
    Prepaid expenses                                                                                1,515                      746
                                                                                           ---------------         ----------------
              Total current assets                                                                 79,786                   53,827

  Property, plant, and equipment, net                                                              45,643                   34,362
  Intangibles                                                                                      89,806                   75,242
  Deferred financing costs                                                                          6,716                    7,372
  Other noncurrent assets                                                                             286                      436
                                                                                           ---------------         ----------------
                                                                                         $        222,237        $          171,239
                                                                                           ===============         ================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

Current liabilities:
  Accounts payable                                                                       $         20,977        $          15,313
  Accrued and other liabilities                                                                     7,138                    6,056
  Accrued interest                                                                                  3,250                    3,044
  Accrued income taxes                                                                              1,075                    1,075
                                                                                           ---------------         ----------------
              Total current liabilities                                                            32,440                   25,488
                                                                                           ---------------         ----------------

Long-term debt                                                                                    234,160                  190,389
Other noncurrent liabilities                                                                        3,074                    3,074

Stockholders' deficit:
  Class A common stock,  $.01 par value; 100,000 shares authorized;
    38,530 shares issued and outstanding at June 30, 1999
    and December 31, 1998.                                                                              -                        -

  Class C common stock, $.01 par value; 15,000 shares authorized; 8,526
    shares issued and outstanding at June 30, 1999 and December 31, 1998                                -                        -

  Additional paid-in capital                                                                        2,952                    2,952
  Accumulated other comprehensive income                                                             (585)                      59
  Loans due on common stock                                                                          (329)                    (343)
  Accumulated deficit                                                                             (49,475)                 (50,380)
                                                                                           ---------------         -----------------
              Total stockholders' deficit                                                         (47,437)                 (47,712)
                                                                                           ---------------         -----------------
                                                                                         $        222,237        $         171,239
                                                                                           ===============         =================

          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three months ended                      Six months ended
                                                                       June 30,                                June 30,
                                                               --------------------------           -------------------------------
                                                                   1999          1998                    1999              1998
                                                               -----------  -------------           -------------      -------------

Net sales..................................................      $ 59,473      $  47,574              $  103,113         $  78,680

Operating expenses:
     Cost of sales.........................................        38,477         31,255                  68,394            53,191
     Selling, general and administrative...................         8,733          6,709                  16,768            11,878
     Amortization of intangibles...........................         3,123          2,000                   6,088             3,763
                                                                 ---------     ---------             -----------         ----------
Total operating expenses..................................         50,333         39,964                  91,250            68,832

Operating income...........................................         9,140          7,610                  11,863             9,848

Other:
     Interest expense, net.................................        (4,753)        (4,060)                 (9,157)           (7,056)
     Amortization of deferred financing costs..............          (376)          (447)                   (751)             (757)
     Other.................................................          (189)          (191)                   (395)             (363)
                                                                 ---------     ---------             -----------         ----------

Income before income tax provision and extraordinary item           3,822          2,912                   1,560             1,672
Income tax expense.........................................           525            154                     655               313

Extraordinary item
     Loss due to early extinguishment of debts, net of tax              -         (7,558)                      -            (7,558)

                                                                 =========     ===========           ===========         ==========
Net income (loss)..........................................      $  3,297      $   (4,800)           $       905         $  (6,199)
                                                                 =========     ===========           ===========         ==========


           See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                  (Unaudited)


                                                                      Six months ended June 30,
                                                                       1999              1998
                                                                   --------------    --------------

Cash flows from operating activities:
Net income (loss)                                                  $         905     $      (6,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation                                                               3,013             2,462
Amortization of deferred financing costs, intangibles
  and debt discount                                                          6,895             4,562
Extraordinary item                                                             -             5,348

Changes in operating assets and liabilities, net
of effects of acquisitions:
     Accounts receivable                                                 (13,212)           (8,319)
     Inventories                                                            (805)           (1,373)
     Accounts payable                                                      2,308             2,412
     Accrued and other liabilities                                           629                72
     Accrued interest                                                        206               496
     Accrued income taxes                                                      -                 1
     Other, net                                                           (1,552)             (442)
                                                                     ------------      ------------
Net cash used in operating activities:                                    (1,613)             (980)

Cash flows from investing activities:
     Acquisition of business, including direct expenses                  (38,593)          (36,259)
     Capital expenditures                                                 (3,610)           (1,895)
     Deferral of acquisition price, net of payments                            -               132
                                                                     ------------      ------------
Net cash used in investing activities                                    (42,203)          (38,022)

Cash flows from financing activities:
     Proceeds from issuance of long-term obligations                      43,715           195,103
     Repurchase of common stock, net of loan payments                         14            (4,150)
     Repurchase of preferred stock                                             -           (23,998)
     Financing costs                                                           -            (7,500)
     Repayment of long term obligations                                        -          (120,505)
                                                                     ------------      ------------
Net cash provided by financing activities                                 43,729            38,950


Net decrease in cash and cash equivalents                                    (87)              (52)
Cash and cash equivalents, beginning of period                               327               523
                                                                     ------------      ------------

Cash and cash equivalents, end of period                            $        240      $        471
                                                                     ============       ===========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1998 balances have been reclassified to conform to 1999 presentation. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Inventory

     Inventories at June 30, 1999 consist of the following (in thousands):

       Raw materials...................................... $15,710
       Work-in-process...................................    6,103
       Finished goods....................................   16,860
                                                           -------
                                                           $38,673
                                                           =======

(3)  Acquisitions

     In 1998, Jackson Products, Inc. (the Company) made several acquisitions including American Allsafe Company and Silencio/Safety Direct, Inc. on April 22, 1998; Crystaloid Technologies, Inc. on April 23, 1998 and Kedman Company on July 22, 1998 (collectively, the "Acquisitions"). The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

     On January 25, 1999, the Company acquired certain of the assets of OK Beads Inc. OK Beads manufactures reflective glass beads used in highway safety products such as road markers, signs, paint and reflective tape.

     On May 17, 1999, the Company, through its wholly owned subsidiary, TMT-Pathway, L.L.C., acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $39.5 million. TMT-Pathway, L.L.C. manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. The TMT-Pathway acquisition was accounted for using the purchase method of accounting.
Accordingly, the total purchase cost has been allocated to assets and liabilities of the Company based on their respective fair value. Intangible assets in the amount of $21.1 million were recorded in connection with the acquisition and are being amortized over five years.

     The unaudited pro forma consolidated statement of operations information of the Company for the six months ended June 30, 1999 and 1998 gives effect to: (i) the Acquisitions, the OK Beads acquisition and the TMT-Pathway acquisition; and
(ii) the refinancing, as discussed in Note 4, as if each had occurred on the first day of the period presented. Assuming the Acquisitions, the OK Beads acquisition and the TMT-Pathway acquisition occurred on January 1, 1998 pro forma consolidated net sales would have been $113.7 million and $112.0 million for the six months ended June 30, 1999 and 1998, respectively; the pro forma consolidated net loss would have been $1.4 million and $6.4 million for the six months ended June 30, 1999 and 1998, respectively; and the pro forma consolidated net income (loss) before extraordinary items would have been ($1.4) million and $1.5 million for the six months ended June 30, 1999 and 1998, respectively. These pro forma amounts represent unaudited data and in the opinion of management of the registrant, are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(4)  Financing activities

Credit Agreement

     In connection with the Allsafe acquisition and the Crystaloid acquisition, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at June 30, 1999. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or
(ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to Operating Cash Flow (as defined in the Credit Agreement). The average interest rate on the outstanding borrowings was 7.5% at June 30, 1999. At June 30, 1999 there was $15.2 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $13.4 million.

Senior Subordinated Notes

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes bear interest at the rate of 91/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

(5)  Condensed  Consolidating  Financial  Information

     Financial information regarding the Guarantors as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. TMT-Pathway L.L.C. was acquired in 1999 and is reflected in the financial statements as one of the guarantor subsidiaries.

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)



                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 1999

                                                                                    Non-
                                                 Parent        Guarantor          Guarantor
                                                 Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                 -------      ------------        ----------      ------------      ------------

             ASSETS
             ------

Current assets:
     Cash                                      $         -      $        -        $      240      $         -         $      240
     Accounts receivable, net                        5,652          32,020             1,686                -             39,358
     Inventories                                     8,058          29,266             1,782             (433)            38,673
     Prepaid expenses                                  508             897               110                -              1,515
                                               ------------     -----------      ------------     ------------        -----------
             Total current assets                   14,218          62,183             3,818             (433)            79,786

     Property, plant and equipment                  11,886          33,487               270                -             45,643
     Intangibles                                    13,248          74,201             2,357                -             89,806
     Note receivable                                84,613           9,229                 -          (93,842)                 -
     Deferred financing costs                        6,716               -                 -                -              6,716
     Investment in subsidiaries                     24,648               -                 -          (24,648)                 -
     Other noncurrent assets                             -             286                 -                -                286
                                               ------------     -----------      ------------     ------------        -----------
                                               $   155,329      $  179,386       $     6,445      $   (118,923)       $   222,237
                                               ============     ===========      ============     ============        ===========

           LIABILITIES AND
        STOCKHOLDERS' DEFICIT
        ---------------------

Current liabilities:
     Notes payable to parent                   $         -      $   90,265       $     3,577      $   (93,842)        $        -
     Accounts payable                                3,862          16,413               702                -             20,977
     Accrued and other liabilities                   3,677           2,942               519                -              7,138
     Accrued interest                                3,251               1                 -               (2)             3,250
     Accrued taxes                                   1,075               -                 -                -              1,075
                                               ------------     -----------      ------------     ------------        -----------
             Total current liabilities              11,865         109,621             4,798          (93,844)            32,440


Long-term debt                                     234,160               -                 -                -            234,160
Other noncurrent liabilities                         3,074               -                 -                -              3,074
Due to parent                                      (47,350)         43,774             3,576                -                  -

Stockholders' deficit
     Common stock                                        -               -                 -                                   -
     Additional paid-in capital                      2,950          34,499                 -          (34,497)             2,952
     Accumulated other comprehensive income              -            (217)             (368)               -               (585)
     Loans due on common stock                        (329)              -                 -                -               (329)
     Accumulated deficit                           (49,041)         (8,291)           (1,561)           9,418            (49,475)
                                               ------------     -----------      ------------     ------------        -----------

            Total stockholders' deficit            (46,420)         25,991            (1,929)         (25,079)           (47,437)
                                               ------------     -----------      ------------     ------------        -----------
                                               $   155,329      $  179,386       $     6,445      $  (118,923)        $  222,237
                                               ============     ===========      ============     ============        ===========

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 1999

                                                                                       Non-
                                                    Parent        Guarantor          Guarantor
                                                    Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                    -------      ------------        ----------      ------------      ------------

Net sales                                          $  16,138      $   49,030          $  1,898        $ (7,593)           $ 59,473
Operating expenses:
     Cost of sales                                    10,914          33,946             1,206          (7,589)             38,477
     Selling, general and administrative               2,908           4,898               927               -               8,733
     Amortization of intangibles                         184           2,909                30               -               3,123
                                                   ----------     -----------         ---------       ---------           ---------
                                                      14,006          41,753             2,163          (7,589)             50,333

Operating income (loss)                                2,132           7,277              (265)             (4)              9,140

Other
     Interest expense, net                            (3,614)         (1,139)                -               -              (4,753)
     Amortization of deferred financing costs           (376)              -                 -               -                (376)
     Other                                             2,821          (3,010)                -               -                (189)
                                                   ----------     -----------         ---------       ---------           ---------

Income (loss) before income tax provision                963           3,128              (265)             (4)              3,822

Income tax expense                                       100             425                 -               -                 525

Equity in earnings (loss) of subsidiaries              2,438               -                 -          (2,438)                  -
                                                   ----------     -----------         ---------       ---------           ---------

Net income (loss)                                  $   3,301      $    2,703          $    (265)      $ (2,442)           $  3,297
                                                   ===========    ===========         ==========      ==========          =========


                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 1999

                                                                                    Non-
                                                 Parent        Guarantor          Guarantor
                                                 Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                 -------      ------------        ----------      ------------      ------------

Net sales                                       $ 28,679         $ 83,903         $  4,004        $ (13,473)         $  103,113
Operating expenses:
     Cost of sales                                19,925           59,320            2,531          (13,382)             68,394
     Selling, general and administrative           5,504            9,343            1,921                -              16,768
     Amortization of intangibles                     459            5,541               88                -               6,088
                                                ---------        ---------        ---------       ----------         -----------
                                                  25,888           74,204            4,540          (13,382)             91,250

Operating income (loss)                            2,791            9,699             (536)             (91)             11,863

Other
     Interest expense, net                        (7,124)          (2,033)               -                -              (9,157)
     Amortization of deferred financing costs       (751)               -                -                -                (751)
     Other                                         5,696           (6,091)               -                -                (395)
                                                ---------        ---------        ---------       ----------         -----------

Income (loss) before income tax provision            612            1,575             (536)             (91)              1,560

Income tax expense                                   170              485                -                -                 655

Equity in earnings (loss) of subsidiaries            554                -                -             (554)                  -
                                                ---------        ---------        ---------       ----------         -----------

Net income (loss)                               $    996         $  1,090         $   (536)       $    (645)         $       905
                                                =========        =========        =========       ===========        ============


                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Six months ended June 30, 1999

                                                    Parent        Guarantor        Non-Guarantor
                                                    Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                    -------      ------------        ----------      ------------      ------------

Cash flow from operating activities:

Net cash (used in) provided by operating
  activities                                      $    (304)       $     606          $ (1,361)         $  (554)        $ (1,613)
                                                  ----------       ----------         ---------         --------        ----------

Cash flows from investing activities:
     Acquisition of business, including
       direct expenses                                    -          (38,593)                -                -           (38,593)
     Capital expenditures                            (1,292)          (2,218)             (100)               -            (3,610)
                                                  ----------       ----------         ---------         --------        ----------
Net cash used in investing activities                (1,292)         (40,811)             (100)               -           (42,203)
                                                  ----------       ----------         ---------         --------        ----------

Cash flows from financing activities:
     Proceeds from issuance of long-term
       obligations                                   43,715                -                 -                -            43,715
     Repurchase of common stock, net of
       loan payments                                     14                -                 -                -                14
                                                  ----------       ----------         ---------         --------        ----------

Net cash provided by financing activities            43,729                -                 -                -            43,729
                                                  ----------       ----------         ---------         --------        ----------

Net increase (decrease) in cash and
  cash equivalents                                $  42,133        $ (40,205)         $ (1,461)          $ (554)             (87)
                                                  ==========       ==========         =========          =======

Cash and cash equivalents, beginning of period                                                                                327
                                                                                                                        ----------
Cash and cash equivalents, end of period                                                                                    $ 240
                                                                                                                        ==========

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 1998


                                                 Parent          Guarantor         Non-Guarantor
                                                Company         Subsidiaries        Subsidiary         Eliminations   Consolidated
                                                -------         ------------       -------------       ------------   ------------
             ASSETS
             ------

Current assets:
     Cash                                      $        -        $        -         $      327          $        -      $     327
     Accounts receivable, net                       3,565            13,427              1,487                   -         18,479
     Inventories                                    8,162            25,011              1,444                (342)        34,275
     Prepaid expenses                                 259               407                 80                   -            746
                                               -----------       -----------        ----------          -----------     ----------
             Total current assets                  11,986            38,845              3,338                (342)        53,827

     Property, plant and equipment                 11,385            22,779                198                   -         34,362
     Intangibles                                   13,968            58,628              2,646                   -         75,242
     Note receivable                               48,271             9,229                  -             (57,500)             -
     Deferred financing costs                       7,372                 -                  -                   -          7,372
     Investment in subsidiaries                    24,094                 -                  -             (24,094)             -
     Other noncurrent assets                            -               436                  -                   -            436
                                               -----------       -----------        -----------         -----------     ----------
                                               $  117,076        $  129,917         $    6,182          $  (81,936)     $ 171,239
                                               ===========       ===========        ===========         ===========     ==========

           LIABILITIES AND
        STOCKHOLDERS' DEFICIT
        ---------------------

Current liabilities:
     Notes payable to parent                   $        -        $    53,971        $    3,529          $  (57,500)     $       -
     Accounts payable                               3,580             10,932               801                   -         15,313
     Accrued and other liabilities                  3,717              1,533               806                   -          6,056
     Accrued interest                               3,044                  -                 -                   -          3,044
     Accrued taxes                                  1,075                  -                 -                   -          1,075
                                               -----------       ------------       -----------         -----------     ----------
             Total current liabilities             11,416             66,436             5,136             (57,500)        25,488


Long-term debt                                    190,389                  -                 -                   -        190,389
Other noncurrent liabilities                        3,074                  -                 -                   -          3,074
Due to parent                                     (40,374)            38,600             1,774                   -              -

Stockholders' deficit
     Common stock                                       -                  1                  -                  (1)             -
     Additional paid-in capital                     2,951             34,499                  -             (34,498)         2,952
     Accumulated other comprehensive incom              -               (238)               297                   -             59
     Loans due on common stock                       (343)                 -                  -                   -           (343)
     Accumulated deficit                          (50,037)            (9,381)            (1,025)             10,063        (50,380)
                                               -----------       ------------       ------------        ------------     -----------
             Total stockholders' deficit          (47,429)            24,881               (728)            (24,436)       (47,712)
                                               -----------       ------------       ------------        ------------     -----------

                                               $  117,076        $   129,917        $     6,182          $  (81,936)     $ 171,239
                                               ===========       ============       ============         ===========     ==========


                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 1998

                                                                                    Non-
                                                 Parent        Guarantor          Guarantor
                                                 Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                 -------      ------------        ----------      ------------      ------------

Net sales                                       $ 13,316         $ 35,691           $ 2,092          $ (3,525)       $ 47,574
Operating expenses:
     Cost of sales                                 8,199           25,252             1,230            (3,426)         31,255
     Selling, general and
       administrative                              2,320            3,392               997                 -           6,709
     Amortization of
       intangibles                                   275            1,912              (187)                -           2,000
                                              ----------         ---------          --------          ---------      ---------
                                                  10,794           30,556             2,040            (3,426)         39,964

Operating income (loss)                            2,522            5,135                52               (99)          7,610

Other
     Interest expense,net                         (3,523)            (537)                -                 -          (4,060)
     Amortization of deferred
       financing costs                              (447)               -                 -                 -            (447)
     Other                                         1,818           (1,981)              (28)                -            (191)
                                               ----------        ---------          ---------         --------       ---------

Income (loss) before income tax                      370            2,617                24               (99)          2,912
   provision

Income tax expense (benefit)                          75               92               (13)                -             154

Equity in earnings (loss) of subsidiaries          2,562                -                 -            (2,562)              -

Extraordinary items
Loss due to early extinguishement of debts        (7,558)               -                 -                 -          (7,558)
                                               ----------        ---------          --------         ---------       ---------

Net income (loss)                              $  (4,701)        $  2,525           $    37          $ (2,661)       $ (4,800)
                                               ==========        =========          ========         =========       =========

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 1998


                                                  Parent          Guarantor        Non-Guarantor
                                                  Company        Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                  -------        ------------        ----------      ------------      ------------

Net sales                                         $ 23,751          $ 55,575          $ 4,959          $ (5,605)          $ 78,680
Operating expenses:
         Cost of sales                              15,085            40,397            3,162            (5,453)            53,191
         Selling, general and
            administrative                           5,088             4,834            1,956                 -             11,878
         Amortization of
            intangibles                                550             3,213                -                 -              3,763
                                                  --------          ---------         --------         ---------          ---------
                                                    20,723            48,444            5,118            (5,453)            68,832

Operating income (loss)                              3,028             7,131             (159)             (152)             9,848

Other
         Interest expense, net                      (6,519)             (537)               -                 -             (7,056)
         Amortization of deferred
            financing costs                           (757)                -                -                 -               (757)
         Other                                       3,162            (3,500)             (25)                -               (363)
                                                  --------          ---------         --------         ---------          ---------

Income (loss) before income tax                     (1,086)            3,094             (184)             (152)             1,672
   provision

Income tax expense                                     151               130               32                 -                313

Equity in earnings (loss) of subsidiaries            2,748                 -                -            (2,748)                 -

Extraordinary items
Loss due to early extinguishment of debts           (7,558)                -                -                 -              (7,558)
                                                  --------          ---------         --------         ---------          ---------

Net income (loss)                                 $ (6,047)         $  2,964          $  (216)         $ (2,900)           ($6,199)
                                                  =========         =========         ========         =========          =========


                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Six months ended June 30, 1998


                                                    Parent        Guarantor        Non-Guarantor
                                                    Company      Subsidiaries        Subsidiary      Eliminations      Consolidated
                                                    -------      ------------        ----------      ------------      ------------

Cash flow from operating activities:

Net cash (used in ) provided by operating
  activities:                                       $  2,040        $  3,605        $   (4,540)         $ (2,085)             (980)
                                                    ---------       ---------       ------------        ---------       -----------

Cash flows from investing activities:
     Acquisition of business, including
       direct costs of acquisitions                  (36,259)             -                  -                 -           (36,259)
     Capital expenditures                               (846)        (1,030)               (19)                -            (1,895)
     Deferral of acquisition price,
       net of payments                                   500              -               (368)                -               132
                                                    ---------       --------        -----------        ----------       -----------
Net cash used in investing activities                (36,605)        (1,030)              (387)                -           (38,022)
                                                    ---------       --------        -----------        ----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of long-term
       obligations                                   195,103              -                  -                 -           195,103
     Repurchase of common stock, net of
       loan payaments                                 (4,150)             -                  -                 -            (4,150)
     Retirement of preferred stock                   (23,998)             -                  -                 -           (23,998)
     Financing costs                                  (7,103)          (397)                 -                 -            (7,500)
     Repayment of long-term obligations             (120,505)             -                  -                 -          (120,505)
                                                    ---------       --------        -----------        ----------       -----------

Net cash (used in) provided by financing
  activities                                          39,347           (397)                 -                 -            38,950
                                                    ---------       --------        -----------        ----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                 $   4,782       $  2,178       $    (4,927)        $  (2,085)              (52)
                                                    =========       =========      ============        ==========
Cash and cash equivalents, beginning of period                                                                                 523
                                                                                                                        -----------
Cash and cash equivalents, end of period                                                                                $      471
                                                                                                                        ===========

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

     On May 17, 1999, the Company acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. (renamed by the Company
TMT-Pathway, LLC), for $39.5 million (the "TMT-Pathway Acquisition"). TMT-Pathway, LLC manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. Operating results of the TMT-Pathway Acquisition have been included in the financial statements of the Company as of this date.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales- Net sales for the three months ended June 30, 1999 increased 25.0% to $59.5 million from $47.6 million in 1998. The increase in sales for this period is primarily attributed to the Kedman Acquisition and the TMT-Pathway Acquisition, which provided $9.7 million in net sales. Had the Acquisitions and the TMT-Pathway Acquisition occurred on January 1, 1998, comparable net sales for the three month periods would have increased by $1.5 million, or 2.4%.

     Cost of sales-  Cost of sales  for the three  months  ended  June 30,  1999 increased 23.0% to $38.5 million from $31.3 million in 1998, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 64.7% from 65.7% due to various cost reductions and improved margins associated with the Acquisitions.

     Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended June 30, 1999 increased 29.9% to $8.7 million from $6.7 million due primarily to the Kedman Acquisition and the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales increased from 14.1% to 14.7% due to increased corporate administrative expenses attributed to the acquisitions and the requirements of being a SEC registrant.

     Operating income- Operating income for the three months ended June 30, 1999 increased to $9.1 million from $7.6 million in 1998 due to the acquisitions and the realization of various cost reductions.

     Income tax expense- Income tax expense for the three months ended June 30, 1999 increased to $0.5 million from $0.2 million in 1998. The Company's effective income tax rate is substantially lower than the statutory rate due to the Company's utilization of net operating losses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales- Net sales for the six months ended June 30, 1999 increased 31.0% to $103.1 million from $78.7 million in 1998. The increase in sales for this period is primarily attributed to the Acquisitions and the TMT-Pathway Acquisition, which provided $26.2 million in net sales. Had the Acquisitions and the TMT-Pathway Acquisition occurred on January 1, 1998, net sales for the comparable six month periods would have increased by $1.7 million, or 1.5%, for the two periods.

     Cost of sales- Cost of sales for the six months ended June 30, 1999 increased 28.6% to $68.4 million from $53.2 million in 1998, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 66.3% from 67.6% due to various cost reductions and improved margins associated with the Acquisitions.

     Selling, general & administrative expenses- Selling, general and administrative expenses for the six months ended June 30, 1999 increased 41.2% to $16.8 million from $11.9 million due primarily to the Kedman Acquisition and the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales increased from 15.1% to 16.3% due to increased corporate administrative expenses associated with the acquisitions and the requirements of being a SEC registrant.

     Operating income- Operating income for the six months ended June 30, 1999 increased to $11.9 million from $9.8 million in 1998 due to strong performance by the acquisitions and the realization of various cost reductions.

     Income tax expense- Income tax expense for the six months ended June 30, 1999 increased to $0.7 million from $0.3 million in 1998. The Company's effective income tax rate is substantially lower than the statutory rate due to the Company's utilization of net operating losses.


Liquidity and Capital Resources

     Cash used in operating activities for the six months ended June 30, 1999 and 1998 was $1.6 million and $1.0 million, respectively due to the TMT Acquisition and its seasonal nature.

     Cash used in investing activities for the six months ended June 30, 1999 and 1998 was $42.2 million and $38.0 million, respectively. Capital expenditures for the six months ended June 30, 1999 and 1998 were $3.6 million and $1.9 million, respectively.

     Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $43.7 million and $39.0 million, respectively. The TMT-Pathway LLC, Allsafe and Crystaloid acquisitions were principally financed with the proceeds of the Senior Subordinated Notes and the new Credit Facility (see below).

     Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million . This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. At June 30, 1999 there was $15.2 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $13.4 million. The average interest rate on the outstanding borrowings was 7.5% at June 30, 1999.

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes will bear interest at the rate of 91/2% per annum, payable semi-annually in arrears on April 15 and October 15 on each year, commencing October 15, 1998. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the six months ended June 30, 1999. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998.



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

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
None

Item 6. - Exhibits and Reports on Form 8-K

         (a)  Exhibits. The following exhibits are included with this report:

                      Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             On January 25, 1999, the Company filed a Form 8-K relating to the acquisition of OK Beads.

             On May 17, 1999, the Company filed a Form 8-K relating to the acquisition of TMT-Pathway.

             On August 2, 1999, the Company filed a Form 8-KA relating to the acquisition of TMT- Pathway.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JACKSON PRODUCTS, INC.
                                         (Registrant)


Date: 08/11/99                            By: /s/ Christopher T. Paule
                                            ---------------------------
                                            Christopher T. Paule
                                            Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

INDEX TO EXHIBITS

27.      Financial Data Schedule