Form 10-Q
period 1999-09-30
JACKSON PRODUCTS INC
filed 1999-11-12
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           38,530 shares of Class A Common Stock at September 30, 1999
           8,526 shares of Class C Common Stock at September 30, 1999

                             JACKSON PRODUCTS, INC.



                                      INDEX


                                                                           PAGE

Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements as of
           September 30, 1999 and December 31, 1998 and the three and nine months ended September 30, 1999 and 1998 (unaudited):

           Consolidated Balance Sheets                                       2

           Consolidated Statements of Operations                             3

           Consolidated Statements of Cash Flow                              4

           Notes to Consolidated Financial Statements                        5


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                    15

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk        18


Part II.   Other Information                                                18

           Signature Page                                                   19

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                              September 30,     December 31,
                         ASSETS                                                  1999               1998
                         ------
                                                                             --------------     -------------

      Cash                                                                 $           308    $          327
      Accounts receivable, net of allowance for doubtful accounts of $993
      and $651 in 1999 and 1998, respectively.                                      40,105            18,479
      Inventories                                                                   39,725            34,275
      Prepaid expenses                                                               1,922               746
                                                                             --------------     -------------
              Total current assets                                                  82,060            53,827

      Property, plant, and equipment, net                                           45,495            34,362
      Intangibles                                                                   86,867            75,242
      Deferred financing costs                                                       6,389             7,372
      Other noncurrent assets                                                            5               436
                                                                             --------------     -------------
                                                                           $       220,816    $      171,239
                                                                             ==============     =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

    Current liabilities:
      Accounts payable                                                     $        16,924    $       15,313
      Accrued and other liabilities                                                  8,517             6,056
      Accrued interest                                                               6,039             3,044
      Accrued income taxes                                                           1,400             1,075
                                                                             --------------     -------------
              Total current liabilities                                             32,880            25,488
                                                                             --------------     -------------

      Long-term debt                                                               230,659           190,389
      Other noncurrent liabilities                                                   3,067             3,074

    Stockholders' deficit:
    Class A common stock, $.01 par value; 100,000 shares authorized;
    38,530 shares issued and outstanding at September 30, 1999
    and December 31, 1998.                                                               -                 -

    Class C common stock, $.01 par value; 15,000 shares authorized; 8,526
    shares issued and outstanding at September 30, 1999 and December 31, 1998            -                 -

    Additional paid-in capital                                                       2,952             2,952
    Accumulated other comprehensive income                                            (625)               59
    Loans due on common stock                                                         (329)             (343)
    Accumulated deficit                                                            (47,788)          (50,380)
                                                                             --------------     -------------
              Total stockholders' deficit                                          (45,790)          (47,712)
                                                                             --------------     -------------
                                                                           $       220,816    $      171,239
                                                                             ==============     =============

          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three months ended                Nine months ended
                                                                        September 30,                    September 30,
                                                                  --------------------------       ------------------------
                                                                      1999         1998               1999          1998
                                                                  ------------- ------------       -----------   ----------
 Net sales.....................................................      $ 65,124     $ 48,397         $ 168,237      $ 127,077

 Operating expenses:
     Cost of sales.............................................        43,882       32,446           112,276         85,550
     Selling, general and administrative.......................         9,281        7,857            26,049         19,822
     Amortization of intangibles...............................         4,480        2,716            10,624          6,479
                                                                     --------     --------         ---------      ---------
 Total operating expenses......................................        57,643       43,019           148,949        111,851

 Operating income..............................................         7,481        5,378            19,288         15,226

 Other:
     Interest expense, net.....................................        (5,138)      (4,387)          (14,237)       (11,443)
     Amortization of deferred financing costs..................          (375)        (292)           (1,126)        (1,049)
     Intercompany interest and other...........................          (219)        (105)             (616)          (467)
                                                                     --------     --------         ---------      ---------

 Income before income tax provision and extraordinary item              1,749          594             3,309          2,267
 Income tax expense (benefit)..................................            62         (160)              717            153

 Extraordinary item
     Loss due to early extinguishment of debts, net of tax                  -            -                 -         (7,558)
                                                                     --------     --------         ---------      ---------
 Net income (loss).............................................      $  1,687     $    754         $   2,592      $  (5,444)
                                                                     ========     ========         =========      =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Nine months ended September 30,
                                                                      1999                1998
                                                                -----------------   -----------------

Cash flows from operating activities:
Net income before extraordinary item                             $         2,592    $          2,114
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation                                                               4,814               3,840
Amortization of deferred financing costs, intangibles
and debt discount                                                         11,750               7,597

Changes in operating assets and liabilities, net
of effects of acquisitions:
      Accounts receivable                                                (14,059)             (6,688)
      Inventories                                                         (2,057)             (2,488)
      Accounts payable                                                    (1,745)              2,069
      Accrued and other liabilities                                          672                (975)
      Accrued interest                                                     2,995               3,328
      Accrued income taxes                                                   325                 (61)
      Other, net                                                          (1,893)               (453)
                                                                 ---------------    ----------------
Net cash provided by operating activities                                  3,394               8,283

Cash flows from investing activities:
      Capital expenditures                                                (5,040)             (4,703)
      Acquisition of businesses, including direct expenses               (38,593)            (46,072)
      Deferral of acquisition price, net of payments                           -                  23
                                                                 ---------------    ----------------
Net cash used in investing activities                                    (43,633)            (50,752)

Cash flows from financing activities:
      Proceeds from issuance of long-term obligations                     39,491             204,332
      Repurchase of common stock, net of loan payments                        14              (4,150)
      Repurchase of preferred stock                                            -             (23,998)
      Financing costs                                                          -              (7,500)
      Prepayment of premium of long-term obligations                           -              (2,210)
      Net borrowings/(repayment) of long term obligations                    715            (124,012)
                                                                 ---------------    ----------------
Net cash provided by financing activities                                 40,220              42,462


Net decrease in cash and cash equivalents                                    (19)                 (7)
Cash and cash equivalents, beginning of period                               327                 523
                                                                 ---------------    ----------------
Cash and cash equivalents, end of period                         $           308    $            516
                                                                 ===============    ================

          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited, consolidated, condensed financial statements include all normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1998 balances have been reclassified to conform to 1999 presentation. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)  Inventory

     Inventories at September 30, 1999 consist of the following (in thousands):

         Raw materials......................................... $15,912
         Work-in-process.......................................   8,931
         Finished goods........................................  14,882
                                                                -------
                                                                $39,725
(3)  Acquisitions

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

     On January 25, 1999, the Company acquired certain of the assets of OK Beads Inc. ("OK Beads") for approximately $1.0 million. OK Beads manufactures reflective glass beads used in highway safety and industrial applications.

     On May 17, 1999, the Company, through its wholly owned subsidiary, TMT-Pathway, L.L.C. ("TMT-Pathway"), acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million, net of a $1.7 million purchase price adjustment. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. The TMT-Pathway acquisition was accounted for using the purchase method of accounting. Accordingly, the total purchase cost has been allocated to assets and liabilities of the Company based on their respective fair value. Intangible assets in the amount of $21.1 million were recorded in connection with the acquisition and are being amortized over three to five years. The results of operations of the acquired business has been included in the consolidated financial statements since the acquisition date.

     The unaudited pro forma consolidated statement of operations information of the Company for the nine months ended September 30, 1999 and 1998 gives effect to: (i) the Acquisitions, the OK Beads acquisition and the TMT-Pathway acquisition; and (ii) the refinancing, as discussed in Note 4, as if each had occurred on the first day of the period presented. Assuming the Acquisitions, the OK Beads acquisition, the TMT-Pathway acquisition and the refinancing occurred on January 1, 1998, pro forma consolidated net sales would have been $178.8 million and $175.7 million for the nine months ended September 30, 1999 and 1998, respectively; the pro forma consolidated net income (loss) would have been $0.3 million and ($7.4) million for the nine months ended September 30, 1999 and 1998, respectively; and the pro forma consolidated net income before extraordinary items would have been $0.3 million and $0.2 million for the nine months ended September 30, 1999 and 1998, respectively. These pro forma amounts represent unaudited data and in the opinion of management of the registrant, are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(4)  Financing activities

     Credit Agreement

     In connection with the Allsafe acquisition and the Crystaloid acquisition, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the Acquisitions. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at September 30, 1999. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to Operating Cash Flow (as defined in the Credit Agreement). The average interest rate on the New Credit Facility outstanding borrowings was 7.5% at September 30, 1999. At September 30, 1999 there was $11.7 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $16.9 million.

     Senior Subordinated Notes

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

(5)  Condensed Consolidating Financial Information

     Financial information regarding the Guarantors as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 is presented below for the purpose of complying with the reporting requirements of the Guarantors. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. TMT-Pathway was acquired in 1999 and is reflected as a Guarantor in the financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 1999

                                                                                  Non
                                                         Parent     Guarantor   Guarantor
                                                        Company   Subsidiaries  Subsidiary   Elimination    Consolidated
                                                        -------   ------------  ----------   -----------    ------------
            ASSETS
            ------

Current assets:
     Cash                                             $       -    $      -     $     308    $        -      $     308
     Accounts receivable, net                             5,781      32,852         1,472             -         40,105
     Inventories                                          7,831      30,565         1,845         (516)         39,725
     Prepaid expenses                                       984         806           132             -          1,922
                                                     ----------   ---------     ---------    ----------     -----------
            Total current assets                         14,596      64,223         3,757         (516)         82,060

     Property, plant and equipment                       11,516      33,722           257             -         45,495
     Intangibles                                         12,925      71,598         2,344             -         86,867
     Note receivable                                     84,613       9,229             -       (93,842)             -
     Deferred financing costs                             6,389           -             -             -          6,389
     Investment in subsidiaries                          25,962           -             -       (25,962)             -
     Other noncurrent assets                                  -           5             -             -              5
                                                      ---------   ---------     ---------    ----------      ---------
                                                      $ 156,001   $ 178,777     $   6,358    $ (120,320)     $ 220,816
                                                      =========   =========     =========    ==========      =========


             LIABILITIES AND
         STOCKHOLDERS' DEFICIT
         ---------------------

Current liabilities:
     Notes payable to parent                          $       -   $  90,265     $   3,577    $  (93,842)      $       -
     Accounts payable                                     1,384      15,121           419             -          16,924
     Accrued and other liabilities                        4,301       3,678           538             -           8,517
     Accrued interest                                     6,039           -             -             -           6,039
     Accrued taxes                                        1,400           -             -             -           1,400
                                                      ---------   ---------     ---------    ----------       ---------
            Total current liabilities                    13,124     109,064         4,534       (93,842)         32,880


Long-term debt                                          230,659           -             -             -         230,659
Other noncurrent liabilities                              3,067           -             -             -           3,067
Due to parent                                           (46,201)     42,118         4,083                            -

Stockholders' deficit
     Common stock                                             -           -             -             -               -
     Additional paid-in capital                           2,950      34,499             -       (34,497)          2,952
     Accumulated other comprehensive income                   -        (215)         (410)            -            (625)
     Loans due on common stock                             (329)          -             -             -            (329)
     Accumulated deficit                                (47,269)     (6,689)       (1,849)        8,019         (47,788)
                                                      ---------   ---------     ---------    ----------       ---------
            Total stockholders' deficit                 (44,648)     27,595        (2,259)      (26,478)        (45,790)
                                                      ---------   ---------     ---------    ----------       ---------
                                                      $ 156,001   $ 178,777     $   6,358    $ (120,320)      $ 220,816
                                                      =========   =========     =========    ==========       =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 1999


                                                                               Non
                                                Parent         Guarantor     Guarantor
                                               Company       Subsidiaries   Subsidiary  Eliminations  Consolidated
                                               -------       ------------   ----------  ------------  ------------

Net sales                                     $ 13,683         $ 57,060      $ 1,654     $ (7,273)      $ 65,124
Operating expenses:
     Cost of sales                              10,048           39,983        1,039       (7,188)        43,882
     Selling, general and administrative         2,599            5,779          903            -          9,281
     Amortization of intangibles                   305            4,175            -            -          4,480
                                              --------         --------      -------     ---------      --------
                                                12,952           49,937        1,942       (7,188)        57,643

Operating income (loss)                            731            7,123         (288)         (85)         7,481

Other
     Interest expense, net                      (3,436)          (1,702)           -            -         (5,138)
     Amortization of deferred financing costs     (375)               -            -            -           (375)
     Intercompany interest and other             3,884           (4,103)           -            -           (219)
                                              --------         --------      -------     ---------      --------
Income (loss) before income tax provision          804            1,318         (288)         (85)         1,749

Income tax expense (benefit)                       346             (284)           -            -             62

Equity in earnings (loss) of subsidiaries        1,314                -            -       (1,314)             -
                                              --------         --------      -------     ---------      --------

Net income (loss)                             $  1,772         $  1,602      $  (288)    $ (1,399)      $  1,687
                                              ========         ========      =======     =========      ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)



(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine months ended September 30, 1999

                                                                                    Non
                                                   Parent           Guarantor     Guarantor
                                                   Company         Subsidiaries   Subsidiary    Eliminations    Consolidated
                                                   -------         ------------   ----------    ------------    ------------

Net sales                                         $ 42,362          $ 140,963       $ 5,658      $ (20,746)       $ 168,237
Operating expenses:
      Cost of sales                                 29,973             99,303         3,570        (20,570)         112,276
      Selling, general and administrative            8,103             15,122         2,824              -           26,049
      Amortization of intangibles                      820              9,716            88              -           10,624
                                                  --------          ---------       -------      ---------        ---------
                                                    38,896            124,141         6,482        (20,570)         148,949

Operating income (loss)                              3,466             16,822          (824)          (176)          19,288

Other
      Interest expense, net                        (10,502)            (3,735)            -              -          (14,237)
      Amortization of deferred financing costs      (1,126)                 -             -              -           (1,126)
      Intercompany interest and other                9,578            (10,194)            -              -             (616)
                                                  --------          ---------       -------      ---------        ---------

Income (loss) before income tax provision            1,416              2,893          (824)          (176)           3,309

Income tax expense                                     516                201             -              -              717

Equity in earnings (loss) of subsidiaries            1,868                  -             -         (1,868)               -
                                                  --------          ---------       -------      ---------        ---------

Net income (loss)                                 $  2,768          $   2,692       $  (824)     $  (2,044)       $   2,592
                                                  ========          =========       =======      =========        =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      Nine months ended September 30, 1999


                                                                                           Non
                                                           Parent       Guarantor      Guarantor
                                                           Company     Subsidiaries    Subsidiary    Eliminations  Consolidated
                                                           -------     ------------    ----------    ------------  ------------

Cash flow from operating activities:
Net cash (used in ) provided by operating activities       $  8,687     $  (1,683)      $ (1,742)     $ (1,868)     $  3,394
                                                           --------     ---------       --------      --------      --------

Cash flows from investing activities:
   Capital expenditures                                      (1,570)       (3,349)          (121)            -        (5,040)
   Acquisition of businesses, including direct expenses     (38,593)            -              -             -       (38,593)
                                                           --------     ---------       --------      --------      --------
Net cash used in investing activities                       (40,163)       (3,349)          (121)            -       (43,633)
                                                           --------     ---------       --------      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of long-term obligations           39,491             -              -             -        39,491
   Repurchase of common stock, net of loan payments              14             -              -             -            14
   Net borrowings/(repayment) of long term obligations          715             -              -             -           715
                                                           --------    ----------       --------       -------       --------
Net cash provided by financing activities                    40,220             -              -             -        40,220
                                                           --------    ----------       --------      --------       --------

Net increase (decrease) in cash and cash equivalents       $  8,744    $  (5,032)       $ (1,863)     $ (1,868)          (19)
                                                           ========    =========        ========      ========
Cash and cash equivalents, beginning of period                                                                           327
                                                                                                                    --------
Cash and cash equivalents, end of period                                                                            $    308
                                                                                                                    ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)



(5) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 1998



                                                                                    Non
                                                         Parent       Guarantor   Guarantor
                                                        Company     Subsidiaries  Subsidiary   Elimination    Consolidated
                                                        -------     ------------  ----------   -----------    ------------
            ASSETS
            ------

Current assets:
     Cash                                               $      -      $       -    $    327    $       -        $     327
     Accounts receivable, net                              3,565         13,427       1,487            -           18,479
     Inventories                                           8,162         25,011       1,444         (342)          34,275
     Prepaid expenses                                        259            407          80            -              746
                                                       ---------      ---------     -------    ---------        ---------
            Total current assets                          11,986         38,845       3,338         (342)          53,827

     Property, plant and equipment                        11,385         22,779         198            -           34,362
     Intangibles                                          13,968         58,628       2,646            -           75,242
     Note receivable                                      48,271          9,229           -      (57,500)               -
     Deferred financing costs                              7,372              -           -            -            7,372
     Investment in subsidiaries                           24,094              -           -      (24,094)               -
     Other noncurrent assets                                   -            436           -            -              436
                                                       ---------      ---------     -------    ---------        ---------
                                                       $ 117,076      $ 129,917     $ 6,182    $ (81,936)       $ 171,239
                                                       =========      =========     =======    =========        =========

           LIABILITIES AND
        STOCKHOLDERS' DEFICIT
        ---------------------

Current liabilities:
     Notes payable to parent                           $       -      $  53,971     $ 3,529    $ (57,500)       $       -
     Accounts payable                                      3,580         10,932         801            -           15,313
     Accrued and other liabilities                         3,717          1,533         806            -            6,056
     Accrued interest                                      3,044              -           -            -            3,044
     Accrued taxes                                         1,075              -           -            -            1,075
                                                       ---------      ---------     -------    ---------        ---------
            Total current liabilities                     11,416         66,436       5,136      (57,500)          25,488


Long-term debt                                           190,389              -           -            -          190,389
Other noncurrent liabilities                               3,074              -           -            -            3,074
Due to parent                                            (40,374)        38,600       1,774            -                -

Stockholders' deficit
     Common stock                                              -              1           -           (1)               -
     Additional paid-in capital                            2,951         34,499           -      (34,498)           2,952
     Accumulated other comprehensive income                    -           (238)        297            -               59
     Loans due on common stock                              (343)             -           -            -             (343)
     Accumulated deficit                                 (50,037)        (9,381)     (1,025)      10,063          (50,380)
                                                       ---------      ---------     -------    ---------        ---------
            Total stockholders' deficit                  (47,429)        24,881        (728)     (24,436)         (47,712)
                                                       ---------      ---------     -------    ---------        ---------
                                                       $ 117,076      $ 129,917     $ 6,182    $ (81,936)       $ 171,239
                                                       =========      =========     =======    =========        =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)



(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 1998

                                                                                    Non
                                                   Parent           Guarantor     Guarantor
                                                   Company         Subsidiaries   Subsidiary    Eliminations    Consolidated
                                                   -------         ------------   ----------    ------------    ------------

Net sales                                         $ 13,204          $ 36,997        $ 1,895      $ (3,699)        $ 48,397
Operating expenses:
      Cost of sales                                  8,435            26,342          1,249        (3,580)          32,446
      Selling, general and
         administrative                              2,515             4,373            969             -            7,857
      Amortization of
         intangibles                                   275             2,412             29             -            2,716
                                                   -------          --------        -------      --------          -------
                                                    11,225            33,127          2,247        (3,580)          43,019

Operating income (loss)                              1,979             3,870           (352)         (119)           5,378

Other
      Interest expense,net                          (3,534)             (853)             -            -            (4,387)
      Amortization of deferred
         financing costs                              (292)                -              -            -              (292)
      Intercompany interest and other                1,959            (2,118)            54            -              (105)
                                                   -------          --------        -------      --------          --------


Income (loss) before income tax                        112               899           (298)        (119)              594
   provision

Income tax expense                                    (223)               57              6            -              (160)

Equity earnings in subsidiaries                        538                 -              -         (538)                -
                                                  --------          --------        -------      --------          -------

Net income (loss)                                 $    873          $    842        $  (304)     $  (657)          $   754
                                                  ========          ========        =======      =======           =======


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine months ended September 30, 1998

                                                                                    Non
                                                     Parent         Guarantor     Guarantor
                                                     Company       Subsidiaries   Subsidiary    Eliminations    Consolidated
                                                     -------       ------------   ----------    ------------    ------------

Net sales                                            $36,955        $ 92,572       $ 6,854        $ (9,304)       $ 127,077
Operating expenses:
      Cost of sales                                   23,705          66,467         4,411          (9,033)          85,550
      Selling, general and
         administrative                                7,603           9,294         2,925               -           19,822
      Amortization of
         intangibles                                     825           5,625            29               -            6,479
                                                     -------        --------       -------        --------         --------
                                                      32,133          81,386         7,365          (9,033)         111,851

Operating income (loss)                                4,822          11,186          (511)           (271)          15,226

Other
      Interest expense, net                          (10,052)         (1,391)            -               -          (11,443)
      Amortization of deferred
         financing costs                              (1,049)              -             -               -           (1,049)
      Intercompany interest and other                  5,121          (5,617)           29               -             (467)
                                                     -------        --------       -------        --------         --------
Income (loss) before income tax                       (1,158)          4,178          (482)           (271)           2,267
   provision

Income tax expense                                       (72)            187            38               -              153

Equity earnings in subsidiaries                        3,471               -             -          (3,471)               -

Extraordinary item
Loss due to early extinguishment of debts             (7,558)              -             -               -           (7,558)
                                                    --------         -------        -------        --------         --------

Net income (loss)                                   $ (5,173)        $ 3,991        $ (520)       $ (3,742)        $ (5,444)
                                                    ========         =======        ======        ========         ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(5) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      Nine months ended September 30, 1998


                                                                                         Non
                                                              Parent     Guarantor    Guarantor
                                                              Company   Subsidiaries  Subsidiary   Eliminations  Consolidated
                                                              -------   ------------  ----------   ------------  ------------
Cash flow from operating activities:
Net cash (used in ) provided by operating activities          $ 8,549     $ 6,847      $ (1,063)    $ (6,050)      $ 8,283
                                                              -------     -------      --------     --------       -------

Cash flows from investing activities:
       Capital expenditures                                    (1,201)     (3,348)         (154)           -        (4,703)
       Acquisition of businesses, including direct expenses   (46,072)          -             -            -       (46,072)
       Deferral of acquisition price, net of payments             500           -          (477)           -            23
                                                              -------     -------      --------     --------       -------
Net cash used in investing activities                         (46,773)     (3,348)         (631)           -       (50,752)
                                                              -------     -------      --------     --------       -------

Cash flows from financing activities:
       Proceeds from issuance of long-term obligations        204,332           -             -            -       204,332
       Repurchase of common stock, net of loan payments        (4,150)          -             -            -        (4,150)
       Repurchase of preferred stock                          (23,998)          -             -            -       (23,998)
       Financing costs                                         (7,103)       (397)            -            -        (7,500)
       Prepayment premium of long-term obligations             (2,210)          -             -            -        (2,210)
       Repayment of long-term obligations                    (124,012)          -             -            -      (124,012)
                                                              -------     -------      --------     --------      --------
Net cash provided by financing activities                      42,859        (397)            0            0        42,462
                                                              -------     -------      --------     --------      --------

Net increase (decrease) in cash                               $ 4,635     $ 3,102      $ (1,694)    $ (6,050)          (7)
                                                              =======     =======      ========     ========
Cash and cash equivalents, beginning of period                                                                        523
                                                                                                                  -------
Cash and cash equivalents, end of period                                                                          $   516
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

EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because the Cash Flow Coverage Ratio, when calculated on a Pro Forma Basis is calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the Notes.

On April 22, 1998 the Company, through its subsidiary, Jackson Acquisition, Inc. acquired all of the outstanding capital stock of American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million (the "Allsafe Acquisition"). On April 23, 1998 the Company, through its subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6.5 million (the "Crystaloid Acquisition"), $0.5 million of which was payable in 18 months subject to certain conditions. The $0.5 million has not been repaid to date. On July 22, 1998, American Allsafe Company acquired all of the outstanding capital stock of Kedman Company (the " Kedman Acquisition") for $9.2 million. Operating results of the Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition (collectively, the "Acquisitions") have been included in the financial statements of the Company as of these dates.

On January 25, 1999 Jackson Products, Inc. acquired certain of the assets of OK Beads Inc. ("OK Beads") for approximately $1.0 million. OK Beads manufactures reflective glass beads used in highway safety products such as road markers, signs, paint and reflective tape.

On May 17, 1999, the Company through its wholly owned subsidiary, TMT-Pathway, L.L.C, acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million (the "TMT-Pathway Acquisition"), net of a $1.7 million purchase price adjustment. TMT-Pathway, LLC manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. Operating results of the TMT-Pathway Acquisition have been included in the financial statements of the Company since the date of acquisition.

Three Months Ended September 30, 1999 Compared
to Three Months Ended September 30, 1998
----------------------------------------------

Net sales- Net sales for the three months ended September 30, 1999 increased 34.6% to $65.1 million from $48.4 million in 1998. The increase in sales for this period is primarily attributed to the TMT-Pathway Acquisition, which provided $18.1 million in net sales, and strong highway safety demand offset by a 9.5% decline in personal safety sales. Had the TMT-Pathway Acquisition occurred on January 1, 1998, comparable net sales for the three month periods would have reflected an increase of $2.0 million, or 3.1%. The decline in personal safety sales is a result of soft economic conditions in the worldwide welding market, the effect of the strong dollar on the Company's sales within Europe when compared to the prior year and a decline in the Company's avionic sales at its Crystaloid division.

Cost of sales- Cost of sales for the three months ended September 30, 1999 increased 35.2% to $43.9 million from $32.4 million in 1998, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales increased to 67.4% from 67.0%.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended September 30, 1999 increased 18.1% to $9.3 million from $7.9 million due primarily to the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales decreased from 16.2% to 14.3%.

EBITDA- EBITDA for the three months ended September 30, 1999 increased 45.3% to $13.8 million from $9.5 million during the same period ended September 30, 1998. This growth is due to the TMT-Pathway Acquisition and strong highway safety demand offset by a decline in personal safety sales, as discussed previously. Had the Acquisitions and the TMT-Pathway Acquisition taken place on January 1, 1998, EBITDA would have increased by $0.7 million, or 5.3%.

Operating income- Operating income for the three months ended September 30, 1999 increased to $7.5 million from $5.4 million in 1998 due to the TMT-Pathway Acquisition.

Income tax expense- Income tax expense for the three months ended September 30, 1999 increased to $0.1 million from ($0.2 million) in 1998. The increase reflects higher state income taxes associated with the increase in income before taxes of $1.2 million.

Nine Months Ended September 30, 1999 Compared
to Nine Months Ended September 30, 1998
---------------------------------------------

Net sales- Net sales for the nine months ended September 30, 1999 increased 32.4% to $168.2 million from $127.1 million in 1998. The increase in sales for this period is primarily attributed to the Acquisitions and the TMT-Pathway Acquisition, which provided $44.5 million in net sales, and strong highway safety demand offset by a 4.3% decline in pro forma personal safety sales. Had the Acquisitions and the TMT-Pathway Acquisition occurred on January 1, 1998, net sales for the comparable nine month periods would have reflected an increase of $3.1 million, or 1.8%. The decline in personal safety sales is attributable to soft economic conditions in the worldwide welding market, the effect of the strong dollar on the Company's sales within Europe when compared to the prior year and a decline in the Company's avionic sales at its Crystaloid division.

Cost of sales- Cost of sales for the nine months ended September 30, 1999 increased 31.2% to $112.3 million from $85.6 million in 1998, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales decreased to 66.7% from 67.3% due to improved margins associated with the Acquisitions.

Selling, general & administrative expenses- Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 31.4% to $26.0 million from $19.8 million due primarily to the Acquisitions and the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales decreased from 15.6% to 15.5%.

EBITDA- EBITDA for the nine months ended September 30, 1999 increased 36.1% to $34.7 million from $25.5 million during the same period ended September 30, 1998. This growth is primarily attributable to the Acquisitions and the TMT-Pathway Acquisition, and strong highway safety demand offset by a decline in personal safety sales, as discussed previously. Had the Acquisitions and the TMT-Pathway Acquisition taken place on January 1, 1998, EBITDA would have increased by $0.4 million, or 1.1%.

Operating income- Operating income for the nine months ended September 30, 1999 increased to $19.3 million from $15.2 million in 1998 due to increased sales.

Income tax expense- Income tax expense for the nine months ended September 30, 1999 increased to $0.7 million from $0.2 million in 1998. The increase reflects higher state and foreign income taxes associated with the increase in income before taxes of $1.0 million.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was $3.4 million and $8.3 million, respectively due to the TMT-Pathway Acquisition and its seasonal nature.

Cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $43.6 million and $50.8 million, respectively. Capital expenditures for the nine months ended September 30, 1999 and 1998 were $5.0 million and $4.7 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $40.2 million and $42.5 million, respectively. The Acquisitions and TMT-Pathway acquisition were principally financed with the proceeds of the Senior Subordinated Notes and the new Credit Facility (see below).

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which will provide for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. At September 30, 1999 there was $11.7 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding resulting in availability of $16.9 million. The average interest rate on the New Credit Facility outstanding borrowings was 7.5% at September 30, 1999.

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

                                      -17

Year 2000 Compliance
--------------------

Management has completed a comprehensive study and program to prepare the Company's computer systems, manufacturing systems and facility systems, and the related systems applications for the Year 2000. As it relates to desktop hardware and software systems, the Company completed a desktop update and standardization effort, which addressed Year 2000 compliance issues. The Company utilized both internal and external resources to identify, correct or reprogram the systems for the Year 2000 compliance. Additionally, the Company has developed a contingency plan to attempt to address Year 2000 concerns beyond the Year 2000. The specific actions identified in the contingency plan differ depending on the circumstances, but most include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. The Company has substantially completed these efforts as of September 30, 1999.

The Company has initiated formal communication with its suppliers and large customers to determine the extent and steps they are taking to be Year 2000 compliant. To date, no significant issues have been identified that management has not addressed; however there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely way and would not have an adverse effect on the Company's businesses. Maintenance or modification costs associated with Year 2000 have been expensed as incurred, while the costs of new software have been capitalized and amortized over the software's useful life. The amounts incurred have not had a material effect on the Company's financial condition, result of operations or liquidity. The costs of the project are immaterial, and the date on which the Company believes it will be complete with Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes (desktop hardware and software), the availability of new software and the ability of the Company's customers and suppliers to be Year 2000 compliant.


ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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


                                        JACKSON PRODUCTS, INC.
                                        (Registrant)


Date: November 12, 1999                 By:/s/ Christopher T. Paule
                                           ---------------------------
                                           Christopher T. Paule
                                           Vice President, Chief Financial
                                           Officer and Chief Accounting Officer