Form 10-K
period 1999-12-31
JACKSON PRODUCTS INC
filed 2000-03-16
CIK 906737

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

 Commission File Number:........... 333-53987...................................

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

                                 (636) 207-2700

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

                38,530 shares of Class A Common Stock at February 29, 2000
                 8,526 shares of Class C Common Stock at February 29, 2000

TABLE OF CONTENTS                                                          PAGE

PART I......................................................................
     Item 1  Business.......................................................  2
     Item 2. Properties.....................................................  8
     Item 3. Legal Proceedings..............................................  8
     Item 4. Submission of Matters to a Vote of Security Holders............  8

PART II.....................................................................
     Item 5. Market For  Registrant's Common Equity and Related Stockholder
             Matters........................................................  8
     Item 6. Selected Financial Data........................................  9
     Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 10
     Item 7A Quantitative and Qualitative Disclosures about Market Risk..... 14
     Item 8. Financial Statements and Supplementary Data.................... 15
     Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................... 42

PART III....................................................................
    Item 10. Directors and Executive Officers............................... 42
    Item 11. Executive Compensation......................................... 43
    Item 12. Security Ownership of Certain Beneficial Owners and Management. 46
    Item 13. Certain Relationships and Related Transactions................. 48

Part IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K Signatures................................................. 48

ITEM 1.  BUSINESS

GENERAL

Jackson Products, Inc. ("JPI" or the "Company") is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the international personal and highway safety markets, principally throughout North America and Europe. JPI markets its products under established, well-known brand names to an extensive network of thousands of distributors, wholesalers, contractors and government agencies. Management believes that the Company holds leading market share positions in each of its primary product lines, reflecting the Company's (i) proprietary technology, (ii) strong reputation and relationships with its customer base, (iii) breadth of product lines and (iv) low cost manufacturing operations.

Due to strong industry fundamentals, its solid competitive position and strategic acquisitions, the Company has achieved significant and consistent growth under its current management team. The Company capitalizes on the synergies of the acquired companies to grow externally and internally.

ACQUISITIONS
------------

During the period 1996 through 1998, the Company made several acquisitions including OSD Envizion, Inc. on October 22, 1996; Lansec GmbH on October 29, 1997; American Allsafe Company and Silencio/Safety Direct, Inc. on April 22, 1998; Crystaloid Technologies, Inc. on April 23, 1998 and Kedman Company on July 22, 1998. OSD Envizion, Inc. (OSD), provides JPI with a significant share of the North American auto-darkening welding filter lens market and, management believes, establishing JPI as the only North American-based manufacturer of auto-darkening welding filter lenses. The Company formed Lansec Holding GmbH
(GmbH) to acquire several European businesses. The formation of GmbH provides the Company with in-house European distribution for its auto-darkening product line as well as an overseas infrastructure platform for the Company's other welding safety products. The acquisition of American Allsafe Company (Allsafe) and Silencio/Safety Direct, Inc. (Silencio/Safety Direct) further expands the range of the Company's personal safety products and enhances the Company's channels of distribution. The acquisition of Crystaloid Technologies, Inc. (Crystaloid) and its expertise in liquid crystal technology strengthens the Company's lead in auto-darkening technology and has allowed for the development of additional applications in new markets. The acquisition of Kedman Company, (Kedman) expands the Company's presence in the western United States and widens the current distribution channels.

On January 25, 1999, the Company acquired certain assets of OK Beads Inc. ("OK Beads"). OK Beads manufactures reflective glass beads used in highway safety and industrial applications. On May 17, 1999, the Company, through its wholly owned subsidiary, TMT-Pathway, L.L.C. ("TMT-Pathway"), acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. The acquisition of certain assets of OK Beads increases the Company's manufacturing capacity in the reflective glass bead market. The acquisition of TMT-Pathway further enhances the Company's position in the highway safety market, providing new resources in paint and paint application technology, which, management believes, will create further market opportunities through improved product quality and new product development.

SEGMENTS
--------

The Company operates two business segments. The Personal Safety Products segment ("PSP") manufactures and sells thousands of safety products including welding helmets, auto-darkening welding filter lenses, safety caps, hardhats, face shields, visors, safety goggles, spectacles and hearing protection products under its well-known brand names: Jackson, Aden, EQC, Morsafe, American Allsafe Co., Team Silencio, Huntsman and Lamba. PSP represented approximately 48% of pro forma net sales in 1999.

The Highway Safety Products segment ("HSP") sells reflective glass beads, cones, channelizers, pavement tape, flags, vests, roll-up signs, barricades, high-intensity lights, traffic coatings and specialized coatings applications equipment under well-known brand names: Flex-O-Lite, Blast-O-Lite, Morline, Dura-Line, Dura-Stripe, Norline, TMT-Traffic Marking Technologies and Legend-Build. HSP represented approximately 52% of pro forma net sales in 1999.

PRODUCTS - PERSONAL SAFETY PRODUCTS SEGMENT
-------------------------------------------

Within PSP, the Company classifies its products in three main categories: head and face protection, eyewear and other. The Company's personal safety products are designed to protect workers from various head/eye/face hazards in manufacturing environments, including flying debris, chemical splashes, excessive noise, noxious fumes and ultra violet rays.

HEAD AND FACE PROTECTION. The Company's head and face protection products include welding helmets, auto-darkening welding filter lenses, safety caps, hard hats, face shields and visors. The Company's line of face shields are designed to protect against head injuries, liquid splashes and flying particles and are worn in conjunction with other protective equipment, such as plano wear, which is defined in the eye protection section below. JPI's Electronic Quick Change ("EQC") product line offers a technologically advanced range of welding helmet filter lenses featuring the world's fastest auto-darkening switching speed. Switching speed represents the time required for a lens to switch from a light to dark state. Auto-darkening technology allows welders to see without lifting the helmet, therefore improving worker productivity while significantly reducing repetitive motion and eye injuries. The Company's auto-darkening welding filter lenses utilize a high speed auto-darkening surface mode device liquid crystal filter. The aquisition of Crystaloid allows the Company to further its in-house knowledge base of liquid crystal technology.

EYE PROTECTION. The Company manufactures and sells a complete line of non-prescription safety spectacles and goggles. Non-prescription protective spectacles, which are known within the industry as "planos", protect an individual's eyes from flying objects, sparks and in some cases chemical splashes in a multitude of industrial and commercial settings. The Company has historically targeted goggle and plano end-users in the construction, manufacturing and healthcare industries. Allsafe maintains the highest share of the U.S. industrial safety goggle market. All of the Company's safety spectacles have been designed to comply with ANSI Z-87.1-1989, which requires each spectacle to sustain the impact of a one-quarter inch ball traveling at a velocity of 150 feet per second and to resist melting at temperatures up to 400 degrees, along with other optical quality tests.

OTHER. The Company produces other personal protection products, which include safety warning products and hearing protection products. The Company's line of safety warning products provide visual warnings against hazards and helps prevent costly falls on slippery surfaces as well as a variety of other accidents. These products include sign stands and safety cones. Management believes the Company has the number one market share for hearing protection products in the shooting sports, mass merchandise and government markets. These products include earmuffs, earplugs and electronic hearing protection products.

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

Management believes several factors are driving growth in the personal safety products market. Employers are now increasingly aware of savings in insurance costs and workers' compensation costs that can be achieved through the consistent use of effective personal safety products. In turn, the heightened social awareness regarding worker health and safety stimulates legislation requiring and monitoring the use of safety products in commercial and industrial environments, as government regulations which mandate the use of personal safety products are instituted and enforced by agencies like the Occupational Safety and Health Administration ("OSHA") and the National Institute of Occupational Safety and Health ("NIOSH"). In addition, improvements in comfort, performance, and styling have resulted in the increased acceptance of personal safety products by their users. The market for personal safety products is expanding beyond the traditional U.S. industrial distributor. Retail home centers and mass merchandisers are offering a greater variety of personal safety products for the consumer do-it-yourself market. Also, as manufacturing employment and safety awareness grow outside of the U.S. and Europe, international demand for personal safety products could increase.

PRODUCTS - HIGHWAY SAFETY PRODUCTS SEGMENT
------------------------------------------

Within HSP, the Company classifies its products in four categories: reflective glass beads, traffic safety and work zone protection equipment, traffic coatings and specialized coatings applications equipment. The Company's highway safety products are designed to make both driving and construction on highways safer by enhancing driving visibility and marking construction sites.

REFLECTIVE GLASS BEADS. The Company designs, manufactures and distributes industrial and reflective glass beads, which are used in applications that require enhanced visibility. Glass beads provide the reflective agent in an extensive range of applications, such as highway striping, traffic signs, safety vests and clothing, aviation runways, traffic signs and reflective tape.
Management believes the Company is the only North American manufacturer and distributor of high index glass beads, which offer a high degree of reflectivity, required for applications such as reflective sheeting and signage products. The Blast-O-Lite line of glass beads is a specialized product sold to the industrial cleaning and polishing market.

TRAFFIC SAFETY AND WORK ZONE PROTECTION EQUIPMENT. Traffic safety and work zone protection equipment includes traffic cones, delineators, barricades, channelizers, pavement tape, flags, vests, roll-up signs, sign stands and barricade lights.

- The Company believes it is the largest manufacturer of traffic cones in North America. Cones are available in various colors and sizes and may be purchased with reflective collars applied to enhance night visibility and a weighted bottom to prevent "creeping" in high speed traffic areas. A growing, value added part of the business is silk screening and stenciling cones with various legends.

- The Company manufactures a full line of safety flags, vests and roll-up signs. Management believes the Company has the number one position in the U.S. market for these products. Most vests and flags are made from lightweight, vinyl-coated nylon. Reflective tape is typically applied to the front and back of the vest. Roll-up signs are made from reflective and non-reflective vinyl and hung from aluminum sign stands providing a lightweight alternative for temporary construction jobs, utility crews and various other settings. The signs roll up and the stands collapse making storage and transport easy.

TRAFFIC MARKINGS. The Company manufactures primarily low volatile organic content (VOC) solvent based and waterborne coatings for traffic markings. Low VOC products are sold under trade names Dura-Line, Morline and Dura-Stripe. Dura-Line 2000, Morline and Norline are examples of conventional traffic markings manufactured by the Company. Dura-Line, (a thermoplastic plastic product) and Dura-Stripe (a methyl methacrylate coating) are examples of durable traffic markings manufactured by the Company. Both Dura-Line and Dura-Stripe markings are compliant to federal VOC regulations and have been carefully formulated to out-perform other durable coating types. These two durable systems can be applied in smooth or profiled configurations and provide outstanding retroreflectivity performance over time.

SPECIALIZED COATINGS APPLICATION EQUIPMENT. A major portion of the Company's coatings customers rely on the Company's equipment for application and support. The quality of the equipment and the level of professional service are constantly leveraged to increase the sales of coatings. Using precision engineering and computer-assisted design capabilities, the Company customizes stripers to specific requirements, including custom designed enclosed cabs and airless or air spray systems. In addition, numerous guidance systems including mirrors, booms, camera systems, auxiliary engine power and a complete parts inventory are maintained for rapid customer response. The equipment is designed to apply all existing conventional and durable coating systems including solvent based, waterborne, thermoplastic and plural component liquid systems.

The Company believes that it has a leading market share in North America in the majority of its primary highway safety categories. Sales of HSP are driven by the amount of state and federal expenditures on highway construction and maintenance as well as the increase in regulations governing highway markings. Management expects such government spending to increase in the future to address the deteriorating and increasingly congested North American highway infrastructure. According to the U.S. Department of Transporation's web site (www.ntweek.org), fifty-nine percent of the nation's major roads are in poor, mediocre or fair condition. The web site further discusses the investment needed to maintain current highway conditions is $211 billion over the next four years and an additional $75 billion over the next four years for improvements. The Federal Highway Administration estimates it will require $80 billion to eliminate the backlog of bridge deficiencies and maintain current level repairs. As a result, management believes the U.S. highway industry is poised to benefit from expected increases in infrastructure spending.

SALES AND DISTRIBUTION - PERSONAL SAFETY PRODUCTS
-------------------------------------------------

Primary customers for personal safety products are found in the welding, construction, janitorial, healthcare, sporting and food service sectors as well as throughout general industry, including oil, gas and chemical processors, metal fabricators and auto and aircraft manufacturers. The Company distributes its personal safety products domestically primarily through a network of wholesalers and distributors. The Company's sales force directs its efforts at the distributor and end-user levels to create an effective pull-through of products to the market. The Company's in-house sales forces are covered by incentive bonus plans while the Company's manufacturer representatives are compensated on a varying commission structure. These salespeople and agents are supported by regionally based sales and technical specialists allowing the Company to deliver high levels of customer service locally in its significant markets. Internationally, the Company distributes its products primarily through Lansec, which operates business divisions in Germany, France, Italy and the United Kingdom. The Company's products can also be purchased through the Company's website (www.jackprod.com).

SALES AND DISTRIBUTION -HIGHWAY SAFETY PRODUCTS
-----------------------------------------------

Primary customers for highway safety products include state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies. The Company distributes its highway safety products through direct sales people and catalogs. The Company's line of reflective and industrial glass beads are sold by salespeople directly to state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contracted supply and rental companies. The Company's other highway safety products are sold through distribution via a combined effort of in-house sales personnel, manufacturers representatives, a well-circulated Company catalog, the Company's Web sites (www.servmat.com and www.flex-o-lite.com) and inclusion in various industrial supply catalogs.

MANUFACTURING
-------------

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

Crystaloid possesses liquid crystal technology, which it uses to produce liquid crystal displays for applications within the avionics and industrial and commercial markets.

Flex-O-Lite produces low index glass beads through a process by which cullet, or scrap glass, is processed through a pulverizer, screened and stored by size. The ground cullet is then fed into the bottom of a gas burner, and as the cullet rises it melts to form spheres, which are cooled and packed. High index glass beads are produced with virgin raw materials, which are mixed in a hopper then heated into molten glass. The molten glass is passed through a break-up burner where it is formed into glass beads. The 1.9x beads are cooled and sorted, the 2.1x beads are passed through another burner, which effectively polishes the beads to result in the higher refraction.

TMT-Pathway produces conventional traffic markings, which consist of a carrier, either water or organic solvent, resin, pigment, fillers and additives for wetting, flow, stability and drying rate. In addition, TMT-Pathway produces durable traffic markings which are methyl methacrylate-based markings applied by hand or machine to provide extremely durable marking for traffic control edge lines, legends and crosswalks.

RAW MATERIALS
-------------

Raw materials used by the Company in the manufacture of its products are purchased both domestically and internationally. The Company believes that its supply sources are both well established and reliable. Although the Company has no long-term supply contracts, it has experienced no significant problems in supplying its operations. The Company has ongoing relationships with certain suppliers of raw materials, however, the Company believes that there are a number of reliable vendors available and it is able to obtain competitive pricing. Raw material prices fluctuate over time depending on supply, demand and other factors. Increases in raw material prices may impact the Company's financial performance.

INTELLECTUAL PROPERTY
---------------------

It is the Company's policy to protect its intellectual property through a range of measures, including trademark registrations, patents and confidentiality agreements. The Company owns and uses trademarks and brand names to identify itself as a source of certain goods. The following brand names of certain PSP products and product lines are registered in the United States: Jackson, Morsafe, Aden, EQC, American Allsafe Co., Team Silencio, Huntsman and Lamba. The following brand names of certain HSP products and product lines are registered in the United States: Flex-O-Lite, Blast-O-Lite, Morline, Dura-Line, Dura-Stripe, Norline, TMT-Traffic Marking Technologies and Legend-Build.

The Company generally protects its material intellectual property rights through the filing of applications for and registrations of trademarks and patents. In addition, the Company requires certain of its employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in certain circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights.

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

ENVIRONMENTAL MATTERS
---------------------

The Company is subject to Federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the costs of clean-up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company endeavors to maintain compliance with applicable environmental laws, but from time to time the Company's operations may result in noncompliance or liability for clean-up pursuant to such laws. Based on information reviewed by and available to the Company, the Company believes it is in compliance with applicable environmental laws in all material respects. The Company does not believe it will incur material costs in connection with any compliance or potential liability under applicable environmental laws, and believes that any such costs will not have a material adverse effect on its business or financial condition.

COMPETITION
-----------

The personal and highway safety products industries are highly competitive industries with participants ranging in size from small companies focusing on single types of safety products, to a few large multinational corporations which manufacture and supply many types of safety products. The Company's main competitors vary by region and product. The Company believes that participants in the personal and highway safety products industries compete primarily on the basis of price, product characteristics (such as functional performance, design and style), brand name recognition and service. The Company enjoys certain economies of scale, which are not available to smaller competitors. Nonetheless, other large competitors may enjoy similar economies of scale and may possess greater financial or other resources than the Company. In addition, to maintain its market position, the Company must be competitive in the area of brand image, distribution, design, style, customer service, quality and price.

GOVERNMENT REGULATION AND INDUSTRIAL STANDARDS
----------------------------------------------

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

The United States and Canadian regulatory agencies each mandate that the Company's products meet performance standards established by private groups, such as the American National Standards Institute ("ANSI") and the Canadian Standards Association ("CSA"), respectively. The Company's eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. The Company maintains and operates on-site testing labs at facilities, which are equipped to perform necessary tests.

EMPLOYEES
---------

As of December 31, 1999, the Company had 1,091 employees. The Company has 14 employees represented by a union pursuant to a collective bargaining agreement, which expired at the end of 1999 for which collective bargaining is ongoing. The Company has 13 employees in California represented by a union pursuant to a collective bargaining agreement, which will expire, at the option of either party, at the end of 2002.

ITEM 2. PROPERTIES

In addition to its executive offices in Chesterfield, Missouri, the Company operates 24 major facilities in the United States, Canada and Europe with a total area (including the executive offices) of approximately 864,000 square feet, of which the Company currently owns approximately 635,000 square feet and leases approximately 229,000 square feet. These facilities are as follows:


                                 User/                                                       Owned/       Lease
         Location              Subsidiary            Primary Use                Square Feet  Leased     Expiration

Chesterfield, Missouri         Corporate       Corporate and Administration         58,030     Leased       9/14/02

Personal Safety Products
------------------------

Belmont, Michigan              Jackson         Manufacturing and Distribution      148,100     Owned            --
Tonawonda, New York            Allsafe         Manufacturing and Distribution      100,000     Owned            --
Sparks, Nevada                 Allsafe or
                               Silencio        Manufacturing and Distribution  2 buildings     Leased      12/31/01
                                                                               20,000 each
Salt Lake City, Utah           Allsafe         Manufacturing and Distribution       63,370     Owned            --
Salt Lake City, Utah           Allsafe         Manufacturing and Distribution        7,500     Owned            --
Salt Lake City, Utah           Allsafe         Manufacturing and Distribution        3,700     Owned            --
Hudson, Ohio                   Crystaloid      Manufacturing and Distribution       36,770     Owned            --
Alzenau, Germany               Lansec          Manufacturing and Distribution        5,895     Leased      10/31/02
Merignac, France               Lansec          Distribution                          2,592     Leased      08/31/01
Apeldoorn, Netherlands         Lansec          Distribution                          2,776     Leased      06/30/02
Worcestershire, U.K.           Lansec          Distribution                          3,900     Leased      12/31/01
Milan, Italy                   Lansec          Sales office                            540     Leased       Monthly

Highway Safety Products
-----------------------


Fenton, Missouri               SMC             Manufacturing and Distribution       84,414     Leased      12/31/00
Fenton, Missouri               Flex-O-Lite     Manufacturing and Distribution       20,400     Leased      03/31/03
Idabel, Oklahoma               Flex-O-Lite     Manufacturing and Distribution       24,000     Owned            --
Muscatine, Iowa                Flex-O-Lite     Manufacturing and Distribution       31,903     Owned            --
Paris, Texas                   Flex-O-Lite     Manufacturing and Distribution       91,363     Owned            --
St. Thomas, Ontario, Canada    Flex-O-Lite     Manufacturing and Distribution       21,244     Owned            --
Belmont, Ontario, Canada       Flex-O-Lite     Distribution                         10,000     Leased       Monthly
Los Angeles, California        TMT-Pathway     Manufacturing and Distribution       24,100     Owned            --
Salem, Oregon                  TMT-Pathway     Manufacturing and Distribution       52,500     Owned            --
Salem, Oregon                  TMT-Pathway     Manufacturing and Distribution       30,800     Owned            --


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the summary combined historical financial data of
(i) the Company's predecessor, Jackson Holding Company, for the periods January 1, 1995 to August 16, 1995; (ii) the Company for the periods August 17, 1995 to December 31, 1995, 1996, 1997, 1998 and 1999; and (iii) the pro forma financial data for the year ended December 31, 1999. The pro forma financial information was prepared as if the TMT-Pathway Acquisition had been consummated on the first day of the period presented for Statement of Operations Data. The pro forma data is unaudited. The pro forma information does not purport to represent what the consolidated results of the Company would have been had such transactions actually occurred at the beginning of 1999 and does not purport to project the combined results of operations of the Company for the current year or for any future period. The summary and pro forma financial information set forth below should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this document.


                                                  The
                                               Predecessor
                                                 Company                                The Company
                                               ------------ --------------------------------------------------------------

                                                 January 1,  August 17,
                                                  1995 to      1995 to                                               Pro
                                                 August 16, December 31                                             Forma
                                                    1995       1995       1996       1997       1998       1999      1999
                                                    ----       ----       ----       ----       ----       ----      ----

Statement of Operations Data:
     Net sales ...............................   $ 72,541   $ 37,558   $111,788   $123,417   $165,232   $213,208  $223,795
     Cost of sales ...........................     52,416     30,566     80,485     87,466    111,325    145,120   153,289
     Selling, general & administrative
      Expenses ...............................      9,640      4,965     14,440     15,205     27,566     35,261    36,961
     Asset sales .............................         --         --      1,050        335        576         --        --
     Amortization of intangibles .............      3,009      1,688     18,849     16,378      9,654     15,023    16,842
                                                    -----      -----     ------     ------      -----     ------    ------
     Operating income (loss) ................       7,476        339     (3,036)     4,033     16,111     17,804    16,703
     Other expenses:
        Interest expense ....................      (5,279)    (4,381)   (11,306)   (12,050)   (15,803)   (19,347)  (20,607)
        Amortization of deferred ............        (525)      (340)    (1,076)    (1,261)    (1,271)    (1,501)   (1,501)
         financing costs
        Other ...............................          14         14       (599)      (401)      (643)      (880)     (817)
        Sale of company expenses ............      (4,391)        --         --         --         --         --        --
                                                    -----      -----     ------     ------      -----     ------    ------
     Loss before income tax provision and...
      extraordinary item....................       (2,705)    (4,368)   (16,017)    (9,679)    (1,606)    (3,924)   (6,222)
     Income tax expense (benefit) ...........          --         --        429        684        224     (1,172)   (1,172)
                                                    -----      -----     ------     ------      -----     ------    ------
     Loss before extraordinary item .........      (2,705)    (4,368)   (16,446)   (10,363)    (1,830)    (2,752)   (5,050)
     Extraordinary item:
     Loss due to early  extinguishment ......
      of debt ...............................      (7,236)        --         --         --     (7,558)        --        --
                                                    -----      -----     ------     ------      -----     ------    ------
     Net loss ...............................    $ (9,941)  $ (4,368)  $(16,446)  $(10,363)  $ (9,338)  $ (2,752)  $(5,050)
                                                 =========  =========  =========  =========  =========  =========  ========
Other Data:
        EBITDA(1) ...........................    $ 13,219   $  7,209   $ 21,145   $ 24,660   $ 31,111   $ 39,542  $ 40,584
        Depreciation and amortization .......       5,548      3,141     23,131     20,292     15,793     23,239    25,321
        Capital expenditures ................       1,744        465      1,910      3,246      6,670      6,050     6,427
        Ratio of earnings to fixed charges(2)         --          --         --         --         --         --        --
        Cash  provided by  operating
         activities                                 2,774      7,410      6,833     10,313     15,417     15,144
        Cash used in investing
         activities .........................      (1,661)  (129,154)   (14,552)    (5,890)   (54,267)   (45,764)
        Cash (used in) provided by...........
        financing activities.................      (1,113)   121,619      7,719     (3,900)    38,654     30,537

Balance Sheet Data:
        Cash                                     $    --    $     --   $     --   $    523   $    327   $    244
        Total assets ........................     108,739    141,525    135,015    125,047    171,239    196,393
        Redeemable preferred stock and long-
         term debt, including current portion      80,953    122,771    134,194    133,452    190,389    221,027
        Total stockholder's equity (deficit)        4,329      1,517    (17,738)   (31,277)   (47,712)   (51,188)



(1) EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under its financing agreements.

(2) In the computation of the ratio to fixed charges, earnings consist of income before taxes and extraordinary (loss), plus fixed charges. Fixed charges consist of interest expense on indebtedness, plus that portion of lease rental expense representative of the interest factor. Earnings were insufficient to cover fixed charges by approximately $2,705 for the period from January 1, 1995 to August 16, 1995; $4,368 for the period from August 17, 1995 to December 31, 1995; $16,017 for 1996; $9,679 for 1997; $1,606
     for 1998 and $3,924 for 1999.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's financial condition and results should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report. This report contains forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipate," "believe," "plan," "estimate," "expect," and "intent" and other similar expressions. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under its financial agreements.


The Company, which was founded in 1932, operated as Jackson Holding Company from April 1, 1993 to August 16, 1995. On August 16, 1995, the Company was acquired by members of management and affiliates of The Jordan Company. In October 1996, the Company acquired OSD, and in October 1997, the Company acquired Lansec.

On April 22, 1998 the Company, through its wholly-owned subsidiary, Jackson Acquisition, Inc., acquired American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million, as adjusted, (the "Allsafe Acquisition"). On April 23, 1998 the Company, through its wholly-owned subsidiary, Crystaloid Technologies, Inc., acquired Crystaloid Electronics, Inc., for $6.0 million (the "Crystaloid Acquisition"). On July 22, 1998, American Allsafe Company acquired all of the outstanding capital stock of Kedman Company (the "Kedman Acquisition") for $9.2 million. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are collectively referred to as the Acquisitions.

On January 25, 1999,  the Company  acquired  certain assets of OK Beads Inc. for approximately $1.0 million. On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, L.L.C., acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million (the "TMT-Pathway Acquisition"), net of a $1.7 million purchase price adjustment.

RESULTS OF OPERATIONS (dollars in thousands unless otherwise noted)

Net Sales                                     1999        1998         1997
---------                                     ----        ----         ----

          PSP............................   $107,067     $93,596      $53,327
          HSP............................    106,141      71,636       70,090
                                             -------      ------       ------
          TOTAL..........................   $213,208    $165,232     $123,417
                                            ========    ========     ========

PSP net sales in 1999 increased 14.4% to $107.1 million from $93.6 million in 1998. The increase in net sales for this period is primarily attributed to the Acquisitions. Had the Acquisitions occurred on January 1, 1998, net sales for the comparable years would have reflected a decrease of $4.1 million, or 3.7%. The Company believes that the decline in PSP sales is attributable to soft economic conditions in the worldwide welding market, the continuing effect of the strong dollar on the Company's sales within Europe along with a decline in the Company's avionic sales at its Crystaloid division. HSP net sales in 1999 increased 48.2% to $106.1 million from $71.6 million in 1998. The increase in net sales for this period is primarily attributable to the TMT-Pathway Acquisition, which provided $31.9 million in net sales and increased HSP demand (pro forma increase of 8.5%). Had the Acquisitions and the TMT-Pathway Acquisition occurred on January 1, 1998, consolidated net sales for 1999 would have reflected an increase of $5.0 million, or 2.3% over 1998.

PSP net sales in 1998 increased 75.5% to $93.6 million from $53.3 million in 1997. The increase in net sales resulted from the Acquisitions and the Lansec Acquisition. Had the Acquisitions and the Lansec Acquisition occurred on January 1, 1997, PSP net sales would have declined slightly to $111.2 million in 1998 from $113.1 million in 1997. HSP net sales in 1998 increased 2.2% to $71.6 million from $70.1 million in 1997.

Cost of Sales                                  1999        1998         1997
-------------                                  ----        ----         ----

          PSP............................    $67,926     $57,986      $34,706
          HSP............................     77,194      53,339       52,760
                                              ------      ------       ------
          TOTAL..........................   $145,120    $111,325      $87,466
                                            ========    ========      =======

PSP cost of sales increased 17.1% to $67.9 million from $58.0 million in 1998, primarily as a result of the increase in net sales. PSP cost of sales as a percentage of sales increased to 63.4% from 62.0%, as lower overhead absorption occurred at several facilities on lower volume levels and reduced inventories. HSP cost of sales in 1999 increased 44.7% to $77.2 million from $53.3 million in 1998, primarily as a result of the increase in net sales. HSP cost of sales as a percentage of sales decreased to 72.7% from 74.5%, as TMT-Pathway provides favorable gross margins relative to the total HSP gross margin as well as cost reduction programs within SMC.

PSP cost of sales in 1998 increased 67.1% to $58.0 million from $34.7 million in 1997, primarily as a result of the increase in net sales. PSP cost of sales as a percentage of sales decreased to 62.0% from 65.1% due to various cost reduction programs and higher margins associated with the acquired companies. HSP cost of sales remained essentially flat from 1997 to 1998. HSP cost of sales as a percentage of net sales decreased slightly to 74.5% from 75.4%.

Selling, General and Administrative             1999        1998         1997
-----------------------------------             ----        ----         ----

          PSP............................    $26,065     $20,965       $8,142
          HSP............................      9,196       6,601        7,063
                                               -----       -----        -----
          TOTAL..........................    $35,261     $27,566      $15,205
                                             =======     =======      =======

PSP selling, general and administrative expenses in 1999 increased to $26.1 million from $21.0 million in 1998 due to the Acquisitions. PSP selling, general and administrative expenses as a percentage of net sales increased to 24.3% from 22.4% due to a full year of expenses associated with the Acquisitions whose selling, general and administrative expenses as a percentage of net sales are slightly higher than those of the original PSP divisions . HSP selling, general and administrative expenses as a percentage of net sales decreased to 8.7% from 9.2% as TMT-Pathway's expenses are low relative to the other divisions within HSP.

PSP selling, general and administrative expenses in 1998 increased 157.5% to $21.0 million from $8.1 million in 1997 due to the Acquisitions and the Lansec Acquisition. PSP selling, general & administrative expenses as a percentage of net sales increased to 22.4% from 15.3% due to the acquisition of GmbH whose expenses as a percentage of sales are high relative to the other divisions. At the same time, the Company faced increased corporate administrative expenses associated with the Acquisitions and the requirements of being an SEC registrant. HSP selling, general and administrative expenses in 1998 decreased 6.5% to $6.6 million from $7.1 million in 1997 due to various cost reduction programs. HSP selling, general and administrative expenses as a percentage of net sales decreased to 9.2% from 10.1%.

EBITDA                                          1999        1998         1997
------                                          ----        ----         ----

          PSP............................    $18,650     $18,282      $13,029
          HSP............................     20,892      12,829       11,631
                                              ------      ------       ------
          TOTAL..........................    $39,542     $31,111      $24,660
                                             =======     =======      =======

EBITDA for the year ended December 31, 1999 increased 27.1% to $39.5 million from $31.1 million during the year ended December 31, 1998. This growth is primarily attributable to the Acquisitions, the TMT-Pathway Acquisition, and increased HSP demand offset by a decline in PSP sales. Had the Acquisitions and the TMT-Pathway Acquisition taken place on January 1, 1998, EBITDA would have remained consistent.

EBITDA for the year ended December 31, 1998 increased 26.2% to $31.1 million from $24.7 million for the year ended December 31, 1997. The growth is primarily attributable to the Acquisitions which provided $6.5 million in EBITDA in 1998 coupled with a 10.3% increase in HSP EBITDA as well as strong demand and cost reduction programs.

Operating Income                                1999        1998         1997
----------------                                ----        ----         ----

          PSP............................     $4,242      $7,784      $(4,887)
          HSP............................     13,562       8,327        8,920
                                              ------       -----        -----
          TOTAL..........................    $17,804     $16,111       $4,033
                                             =======     =======       ======

Consolidated operating income in 1999 increased to $17.8 million from $16.1 million in 1998. As discussed above, this growth is primarily attributable to the Acquisitions, the TMT-Pathway Acquisition, and increased HSP demand offset by a decline in PSP sales.

Consolidated operating income in 1998 increased to $16.1 million from $4.0 million in 1997 due to the Acquisitions and a reduction in amortization expenses as certain intangibles were fully amortized during 1997.

Income Tax                                      1999        1998         1997
----------                                      ----        ----         ----

          Benefit (expense)..............     $1,172       ($224)       ($684)
                                              ======       =====        =====

Income tax benefit in 1999 increased to $1.2 million from ($0.2 million), primarily due to the realization of $1.8 million in benefits from net operating loss carryforwards.

Income tax expense in 1998 decreased to $0.2 million from $0.7 million due to a state tax refund. The Company's effective income tax rate is substantially lower than the statutory rate for 1998 and 1997 due to the increases in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities in 1999, 1998 and 1997 was $15.1 million, $15.4 million and $10.3 million, respectively. Cash provided by operating activities remained consistent from 1998 to 1999. The increase in 1998 from 1997 is primarily attributable to an increase in operating income associated with the Acquisitions. Changes in working capital resulted in sources (uses) of cash of ($5.5 million), $0.9 million and ($1.0 million) in 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 stems from a reduction in payables associated with lower inventory levels coupled with the recognition of $1.8 million in deferred tax assets. The change in 1998 from 1997 is due to lower receivables associated with increased collection activities.

Cash used in investing activities in 1999, 1998 and 1997 was $45.8 million, $54.3 million and $5.9 million respectively. The 1999 period includes $39.9 million expended for the TMT-Pathway Acquisition and certain assets of OK Beads. The 1998 period includes $47.8 million expended for the Acquisitions. The Company typically makes capital expenditures related to the maintenance and improvements of manufacturing facilities and related processing equipment such as injection molding machines and glass bead furnaces. Net capital expenditures in 1999, 1998 and 1997 were $5.8 million, $6.7 million and $3.2 million, respectively.

Net cash provided (used) by financing activities in 1999, 1998 and 1997 was $30.5 million, $38.7 million and ($3.9 million), respectively. In 1999, the proceeds were provided by the issuance of long-term debt and used principally to finance the TMT-Acquisition. During 1998, the proceeds were provided by the issuance of long-term debt and the Credit Facility (see below) and used to repay long-term debt, repay the premium of long-term debt and finance the Acquisitions. In 1997, cash was principally used in financing activities to repay the long-term debt.

Effective  April 22,  1998,  the Company  entered into a credit  agreement  (the
"Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving facility in the principal amount of $30.0 million. At December 31, 1999 there was (i) $5.1 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding, resulting in availability of $23.5 million and (ii) $101.5 million outstanding on the acquisition facility, resulting in availability of $3.5 million. The average interest rate on outstanding borrowings under the Credit Facility was 8.4% at December 31, 1999.

On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005. The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures on a going forward basis. The Company anticipates that its capital expenditure requirements for 2000 will be approximately $6.1 million. The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements for the foreseeable future, although no assurance can be given in this regard.

EURO CONVERSION
---------------

On January 1, 1999, eleven of the fifteen member countries of the European union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency as of that date while still utilizing their local currency until January 1, 2002.

The Company has begun to assess the potential impact to the Company that may result from the Euro conversion. In addition to tax accounting considerations, the Company has investigated an upgrade to its current software package that will accommodate Euro-denominated transactions and is in the process of engaging a third party vendor to determine the cost of implementation. The Company is also considering the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis. While the Company will continue to assess the impact of the information, management does not believe that the introduction of the Euro will have a material adverse effect on the Company's financial condition or results of operation.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". The statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was amended in June 1999 by SFAS No. 137, which deferred the effective date one year. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000; however, management does not anticipate that the adoption of this statement will have a material impact on the Company's financial statements.


YEAR 2000 COMPLIANCE
--------------------

To date, no significant issues resulting from Year 2000 have been identified in any of the Company's facilities or operations. As of the date of this filing, the Company has not experienced any material problems with any of its key customers or suppliers. Management will continue to monitor for any impact that may occur from Year 2000. Maintenance or modification costs associated with Year 2000 have been expensed as incurred, while the costs of new software have been capitalized and amortized over the software's useful life. The amounts incurred have not had a material effect on the Company's financial condition, result of operations or liquidity.

SEASONALITY AND INFLATION
-------------------------

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of GmbH, the Company's operations are also affected by changes in exchange rates relative to the German Deutsche mark, Italian Lira, British Pound, French Franc, Netherland's Guilder and the Euro. A decline in the value of any of these currencies relative to other currencies can have a negative impact on the profitability of the Company. These exchange rate fluctuations decreased profitability by $0.7 million for the year ended December 31, 1999.

The Company's market risk exposure is primarily due to possible fluctuations in interest rates. The Company uses an interest rate cap agreement to manage its exposure on variable rate debt obligations. The Company uses a balanced mix of fixed and variable interest rate debt to manage its exposure to interest rate changes. For additional information of the Company's interest rate cap agreement, refer to Note 7 in the Consolidated Financial Statements. The Company's outstanding long-term debt at December 31, 1999 is as follows:

(Dollars in thousands)


                                         Principal     Notional                   Receive     Maturity
                                           Amount       Amount     Pay Rate        Rate         Date       Fair Value
                                           ------       ------     --------        ----         ----       ----------


Fixed Rate Debt:
Senior Subordinated Notes ........       $ 114,472        N/A         9.50%         N/A       April, 2005   $ 105,800

Variable Rate Debt:
Acquisition Facility ..............        101,500        N/A          (1)          N/A       April, 2004     101,500


Revolving Working Capital Facility           5,055        N/A         9.25%(2)      N/A       April, 2004       5,055
Interest Rate Cap Agreement ......             N/A     50,000         7.00%        7.00%   December, 2000          16

(1) The borrowings under the Acquisition Facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus 2.25%. In order to protect against interest rate risk, the Company engages in LIBOR contracts. As of December 31, 19 99 the following LIBOR contracts existed: $50,000 outstanding at 8.29% due May 22, 2000; $39,500 at 8.27%
     due May 16, 2000 and $12,000 at 8.42% due June 27, 2000.

(2) The borrowings under the Revolving Working Capital Credit Facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus 2.25%.

The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate cap agreement or, in the case of the revolving credit agreement, to the extent of the balances outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1) Index to Financial Statements

Independent Auditors Report................................................   4

Consolidated Balance Sheets-December 31, 1999 and 1998.....................   5

Consolidated Statement of Operations-Year Ended December 31, 1999 and 1998    6

Consolidated Statement of Stockholder's Deficit-Years Ended
December 31, 1999, 1998 and 1997...........................................   7

Notes to Consolidated Finacial Statements..................................   8

                          Independent Auditors' Report

The Board of Directors
Jackson Products, Inc.:

     We have audited the accompanying consolidated balance sheets of Jackson Products, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jackson Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KMPG LLP

February 11, 2000

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                                                            1999           1998
                                                                                            ----           ----
                                                                                                (In thousands,
                                                                                                     except
                                                                                                  share data)
                                     ASSETS
                                     ------

Current assets:
     Cash ............................................................................   $     244    $     327

     Accounts receivable, net of allowance for doubtful accounts of $1,140 and $651 at
        December 31, 1999 and 1998, respectively .....................................      25,593       18,479
     Inventories .....................................................................      34,461       34,275
     Deferred tax assets .............................................................       1,823           --
     Prepaid expenses.................................................................         869          746
                                                                                         ----------   ----------
          Total current assets .......................................................      62,990       53,827

Property, plant and equipment, net ...................................................      44,521       34,362
Intangibles ..........................................................................      82,816       75,242
Deferred financing costs .............................................................       6,061        7,372
Other noncurrent assets ..............................................................           5          436
                                                                                         ----------   ----------

                                                                                         $ 196,393    $ 171,239
                                                                                         =========    =========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
     Accounts payable ................................................................   $  12,875    $  15,313
     Other accrued liabilities .......................................................       6,837        6,056
     Accrued interest ................................................................       3,315        3,044
     Accrued taxes ...................................................................         460        1,075
                                                                                         ----------   ----------
          Total current liabilities ..................................................      23,487       25,488
                                                                                         ----------   ----------
Long-term debt .......................................................................     221,027      190,389
Other noncurrent liabilities .........................................................       3,067        3,074

Stockholders' deficit:
     Class A common stock, $.01 par value; 100,000 shares authorized, 38,530
        shares issued and outstanding at December 31, 1999 and 1998 ..................          --           --
     Class C common stock, $.01 par value; 15,000 shares authorized, 8,526 shares
        issued and outstanding at December 31, 1999 and 1998 .........................          --           --
     Additional paid-in capital ......................................................       2,952        2,952
     Accumulated other comprehensive (loss) income ...................................        (679)          59
     Loans due on common stock .......................................................        (329)        (343)
     Accumulated deficit .............................................................     (53,132)     (50,380)
                                                                                         ----------   ----------
          Total stockholders' deficit ................................................     (51,188)     (47,712)
                                                                                         ----------   ----------
                                                                                         $ 196,393    $ 171,239
                                                                                         ==========   ==========



                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997



                                                                                1999           1998          1997
                                                                                ----           ----          ----
                                                                                           (In thousands)
Net sales...................................................                  $213,208      $165,232      $123,417
Operating expenses:
     Cost of sales..........................................                   145,120       111,325        87,466
     Selling, general and administrative....................                    35,261        27,566        15,205
     Write-down of assets...................................                        --           576           335
     Amortization of intangibles............................                    15,023         9,654        16,378
                                                                               -------       -------       -------
Total operating expenses....................................                   195,404       149,121       119,384
                                                                               -------       -------       -------

Operating income............................................                    17,804        16,111         4,033

Other:
     Interest expense.......................................                   (19,347)      (15,803)      (12,050)
     Amortization of deferred financing costs...............                    (1,501)       (1,271)       (1,261)
     Other..................................................                      (880)         (643)         (401)
                                                                               -------       -------       -------
Loss before income tax (benefit)expense and
   extraordinary item.......................................                    (3,924)       (1,606)       (9,679)

Income tax (benefit) expense................................                    (1,172)          224           684
                                                                               -------       -------       -------
Loss before extraordinary item..............................                    (2,752)       (1,830)      (10,363)

Extraordinary item - loss due to early extinguishment
   of debt, net of taxes ...................................                       --         (7,558)         --
                                                                               -------       -------       -------

Net loss....................................................                  $ (2,752)     $ (9,388)     $(10,363)
                                                                              ========      ========      ========




                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  Years ended December 31, 1999, 1998 and 1997


                                                                 Accumulated     Loans
                                   Class A  Class C  Additional      Other      Due On
                                   Common    Common   Paid-In    Comprehensive  Common   Accumulated
                                   Stock     Stock    Capital       Income       Stock     Deficit      Total
                                   -----     -----    -------       ------       -----     -------      -----
                                                              (In thousands)

Balance, December 31, 1996        $   --    $   --     $7,154     $  (22)     $ (375)    $(24,495)  $(17,738)

Comprehensive loss
     Net loss                         --        --         --         --          --      (10,363)   (10,363)
     Cumulative translation
      adjustment                      --        --         --        (84)         --           --        (84)
                                                                                                      -------
Comprehensive loss                                                                                   (10,447)
                                                                                                      -------
Repurchase of common stock            --        --        (52)        --          32           --        (20)
Accrued dividends--preferred
     stock                            --        --         --         --          --       (2,778)    (2,778)
Accretion of preferred stock          --        --         --         --          --         (294)      (294)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            --        --      7,102       (106)       (343)     (37,930)   (31,277)

Comprehensive loss
     Net loss                         --        --         --         --          --       (9,388)    (9,388)
     Cumulative translation
      adjustment                      --        --         --        165          --           --        165
                                                                                                      -------
Comprehensive loss                                                                                    (9,223)
                                                                                                      -------
Repurchase of common stock            --        --     (4,150)       --          --           --      (4,150)
Accrued dividends-preferred
     stock                            --        --        --         --          --        (2,609)    (2,609)
Accretion of preferred stock          --        --        --         --          --          (453)      (453)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            --        --      2,952         59        (343)     (50,380)   (47,712)

Comprehensive loss
     Net loss                         --        --         --         --          --       (2,752)    (2,752)
     Cumulative translation
      adjustment                      --        --         --       (738)          --           --      (738)
                                                                                                      -------
Comprehensive loss                                                                                    (3,490)
                                                                                                      -------
Repayment of loans on common
     stock                            --        --        --         --           14          --          14
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $   --    $   --     $2,952     $(679)      $ (329)    $(53,132)  $(51,188)
=============================================================================================================



                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997




                                                                                   1999        1998          1997
                                                                                   ----        ----          ----
                                                                                           (In thousands)

Cash flows from operating activities:

   Loss before extraordinary item .....................................      $  (2,752)    $  (1,830)    $ (10,363)
   Adjustments to reconcile loss before extraordinary item to net cash provided by operating activities:
        Depreciation ..................................................          6,715         4,770         3,914
        Write-down of assets ..........................................             --           576           335
        Net gain on sale of assets ....................................             --            --          (298)
        Amortization of deferred financing costs, intangibles, and debt
          discount ....................................................         16,639        11,023        17,706
        Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable ......................................            353         2,826          (409)
             Inventories ..............................................          3,142        (2,338)       (4,725)
             Accounts payable .........................................         (5,794)          855         3,169
             Accrued and other liabilities ............................            (42)         (478)          611
             Accrued interest .........................................           (344)          942            31
             Accrued taxes ............................................           (615)          (67)          459
             Other, net ...............................................         (2,158)         (862)         (117)
                                                                                ------        ------        ------
   Net cash provided by operating activities ..........................         15,144        15,417        10,313
                                                                                ------        ------        ------

Cash flows from investing activities:

   Acquisition of businesses including transaction costs, net of cash
     acquired .........................................................        (39,928)      (47,752)       (2,461)
   Deferral of acquisition price, net of payments .....................           --            (105)       (1,695)
   Capital expenditures ...............................................         (5,836)       (6,670)       (3,246)
   Proceeds from sale of assets .......................................           --             260         1,512
                                                                                ------      --------        ------
   Net cash used in investing activities ..............................        (45,764)      (54,267)       (5,890)
                                                                               -------       -------        ------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt ...........................         39,491       204,332            --
   Repurchase of common stock, net of loan repayments .................             14        (4,150)          (20)
   Repurchase of preferred stock ......................................             --       (23,998)           --
   Financing costs ....................................................             --        (8,300)           --
   Repayment premium of long-term debt ................................             --        (2,210)           --
   Repayment of long-term debt ........................................         (8,968)     (127,020)       (3,880)
                                                                                ------      --------        ------
   Net cash provided by (used in) financing activities ................         30,537        38,654        (3,900)
                                                                                ------        ------        ------

(Decrease) increase  in cash ..........................................            (83)         (196)          523
Cash, beginning of year ...............................................            327           523            --
                                                                                ------      --------        ------
Cash, end of year .....................................................        $   244       $   327       $   523
                                                                               =======       =======       =======



                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1999

                        (In thousands, except share data)


(1) The Company

     Jackson Acquisition Corp., a Delaware corporation, was formed on July 27, 1995 for the purpose of acquiring all of the outstanding common stock of Jackson Holding Company (Holding). On August 16, 1995, Jackson Acquisition Corp. purchased all of the outstanding stock of Holding for $129,000 (the JPI
Acquisition), with Holding the surviving corporation. Prior to the JPI Acquisition, Holding owned 100% of the outstanding common stock of Jackson Products, Inc. Immediately following the JPI Acquisition, Jackson Products, Inc. was merged into Holding with Holding being the surviving corporation and renamed Jackson Products, Inc. (the Company).

     The Company owns 100% of the outstanding common stock of Flex-O-Lite, Inc.; OSD Envizion, Inc. (OSD); Lansec Holding GmbH (GmbH); American Allsafe Company (Allsafe); Silencio Safety Direct, Inc. (Silencio); Crystaloid Technologies Inc. (Crystaloid); Kedman Company (Kedman); and TMT-Pathway, L.L.C. (TMT-Pathway). During 1999, OSD was merged into the Company and Kedman was merged into Allsafe.

     The Company is engaged in the manufacture, design, and distribution of safety equipment used primarily in the cutting and welding, construction, and general industrial markets as well as state and local government agencies. The Company has two reportable segments, the personal safety segment and the highway safety segment. The personal safety segment (the Company, OSD, GmbH, Allsafe, Silencio, Crystaloid, and Kedman) offers consumable products designed to protect the head, face, and eyes. The highway safety group (Flex-O-Lite and TMT-Pathway) offering includes reflective glass beads, traffic work zone safety equipment, traffic coatings, and specialized coating applications equipment.

(2) Acquisitions

     On April 22, 1998, the Company, through its wholly-owned subsidiary, Jackson Acquisition, Inc., acquired all of the outstanding capital stock of Allsafe and Silencio for $29,100 (the Allsafe Acquisition). On April 23, 1998, the Company, through its wholly-owned subsidiary, Crystaloid Technologies, Inc., acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6,000 (the Crystaloid Acquisition). Intangible assets totaling $11,594 and $4,331 were recorded in connection with the Allsafe Acquisition and Crystaloid Acquisition, respectively, and are being amortized over 3-15 years.

     On July 22, 1998, Allsafe acquired all of the outstanding capital stock of Kedman Company (the Kedman Acquisition) for a total purchase price of $9,200. Intangible assets totaling $6,197 were recorded in connection with the Kedman Acquisition and are being amortized over five years. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are hereinafter collectively referred to as the Acquisitions.

     On January 25, 1999, the Company acquired certain of the assets of OK Beads, Inc. (OK Beads) for approximately $998. OK Beads manufactures reflective glass beads used in highway safety products such as road markers, signs, paint and reflective tape. Intangible assets in the amount of $438 were recorded in connection with the acquisition and are being amortized over fifteen years.

     On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36,295 (the TMT-Pathway Acquisition), net of a $1,696 purchase price adjustment. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. Intangible assets in the amount of $22,130 were recorded in connection with the acquisition and are being amortized over three to five years.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     All acquisitions were accounted for using the purchase method of accounting. Accordingly, total purchase cost for these transactions has been allocated to the assets and liabilities of the companies based on their respective fair values. The results of operations of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

     Pro forma consolidated net sales would have been $223,795 and $218,832 for the years ended December 31, 1999 and 1998, respectively. Pro forma consolidated net loss would have been $5,050 and $14,867 for the years ended December 31, 1999 and 1998, respectively; the pro forma consolidated net loss before extraordinary items would have been $5,050 and $7,309, respectively. The unaudited proforma results of operations of the Company for the years ended December 31, 1999 and 1998 gives effect to: (i) the Acquisitions, the OK Beads acquisition and the TMT-Pathway Acquisition and (ii) the refinancing, as discussed in Note 7, as if each had occurred on January 31, 1998. These amounts represent unaudited data and, in management's opinion, are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(3) Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Consolidated Statements of Cash Flows
-------------------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1999, 1998 and 1997 totaled $18,889, $14,789 and $11,952, respectively. Taxes paid for the years ended December 31, 1999, 1998 and 1997 totaled $1,384, $215 and $224, respectively.

Revenue and Accounts Receivable
-------------------------------

     The Company recognizes revenue upon shipment of merchandise to its customers. The Company's sales are primarily North American, with customers generally located throughout the United States, Canada, and Europe.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 1999, the Company had no customers whose purchases exceeded 10% of net sales, nor did any customers account receivable balance exceed 10% of total accounts receivable as of December 31, 1999. For the year ended December 31, 1998, the Company had one major customer whose purchases exceeded 10% of net sales. The percentage of net sales to this customer totaled 11%. For the year ended December 31, 1997, the Company had two major customers whose purchases exceeded 10% of net sales. The percentage of net sales to these customers represented 12% and 13%, respectively. The outstanding accounts receivable balance related to those customers represented 9% and 19% of the accounts receivable balances at December 31, 1998 and 1997, respectively.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or the average cost method. Elements of cost in inventory include raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment
------------------------------

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

Intangibles
-----------

     The excess of cost over the net tangible assets acquired consists of patents, customer lists, technology-related agreements, and goodwill and is amortized on a straight-line basis over periods from 2-15 years. The Company periodically re-evaluates the carrying value of its intangibles and its other long-term assets based on the expected undiscounted cash flows over the remaining life of the related assets.

Deferred Financing Costs
------------------------

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing, are amortized over the term of the related debt using the effective interest method. In connection with the refinancing, as discussed in Note 7, the Company recorded deferred financing fees totaling $8,300.

Related-party Transactions
--------------------------

     In connection with the August 1995 JPI Acquisition, the Company entered into a Management Services Agreement (Agreement) with The Jordan Company (Jordan), an affiliate of the Company. In connection with the Acquisitions, the Company and Jordan agreed to amend the Agreement. The Agreement provides that the Company shall pay Jordan an annual fee of the higher of (i) $600 or (ii) 2.5% of the Company's annual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as defined in the Agreement. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $880, $775 and $699, respectively, related to the Agreement. These amounts are included in other expense.

     In connection with the August 1995 JPI Acquisition, the Company loaned certain employees $427, of which $329 is outstanding as of December 31, 1999. All of the loans are due upon the earlier of March 31, 2006, or within 90 days after a borrower ceases to be an employee of the Company. The loans relate to the purchase of common stock of the Company, are collateralized by the pledge of common shares of the Company, may be prepaid in part or in full without notice or penalty, and are represented by nonrecourse promissory notes which bear interest at a rate per annum of 7%. The loans have been recorded as an increase in stockholders' deficit in the consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Financial Instruments
---------------------

     The fair market value of those long-term obligations, which carry variable rates, approximates carrying value since the interest rates are periodically adjusted for changes in market interest rates. The fair market value of the Company's 9.50% senior subordinated notes is estimated based on quoted market prices for the same or similar issues with the same remaining maturities and overall financial condition. The fair value of the notes was $105,800 as of December 31, 1999 compared to the carrying value of $114,472. As of December 31, 1998, the carrying value approximated the fair value of the notes as the debt was negotiated late in the year.

     The fair market values of the Company's other financial instruments included in the consolidated balance sheets approximate the carrying values of the financial instruments.

Income Taxes
------------

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

Comprehensive Income
--------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Comprehensive Income. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of the statement, however, need not be applied to immaterial items. The Company's comprehensive loss is impacted only by foreign currency translation adjustments, which resulted in a $738 additional loss for the year ended December 31, 1999.

(4) Inventories

     Inventories consist of the following:


                                                               1999      1998
                                                               ----      ----

          Raw materials...................................   $13,959   $13,319
          Work in process.................................     6,030     4,516
          Finished goods..................................    14,472    16,440
                                                              ------    ------
                                                             $34,461   $34,275
                                                             =======   =======

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(5) Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:



                                                               1999      1998
                                                               ----      ----

          Land..........................................     $ 3,525   $ 1,418
          Buildings and improvements....................      15,426    12,149
          Machinery and equipment.......................      44,366    33,167
                                                              ------    ------
                                                              63,317    46,734
          Less accumulated depreciation.................      18,796    12,372
                                                              ------    ------
                                                             $44,521   $34,362
                                                             =======   =======

     Depreciation expense totaled $6,715, $4,770 and $3,914 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6) Intangibles

     Intangibles consist of the following:


                                                               1999      1998
                                                               ----      ----

          Goodwill........................................  $113,480  $ 91,404
          Customer lists and unpatented technology .......    15,362    15,362
          Patents and other...............................    14,196    14,114
                                                              ------    ------
                                                             143,038   120,880
          Less accumulated amortization...................    60,222    45,638
                                                              ------    ------
                                                            $ 82,816  $ 75,242
                                                             =======  ========

(7) Long-term Debt

     Long-term obligations consist of the following:

                                                               1999      1998
                                                               ----      ----

          Acquisition facility............................. $101,500  $ 65,800
          Revolving working capital facility...............    5,055    10,231
          9.50% senior subordinated notes..................  115,000   115,000
          Unamortized debt discount........................     (528)     (642)
                                                             -------   -------
                                                            $221,027  $190,389
                                                            ========  ========

Credit Agreement
----------------

     In 1998, the Company refinanced its revolving credit facility and term loans, repurchased a portion of common stock and repurchased all of the issued and outstanding preferred stock. Additionally, a portion of the refinancing proceeds was utilized to pay a prepayment premium on its preferred stock. In conjunction with the Acquisitions, the Company recorded $7,558 of extraordinary expense for the year ended December 31, 1998 consisting of (i) the write-off of $5,348 in deferred financing costs and (ii) a $2,210 prepayment premium on its senior subordinated notes.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     On April 22, 1998, the Company entered into a $125,000 Credit Agreement with BankBoston, NA, as agent, and Mercantile Bank National Association, as co-agent, that is comprised of a $30,000 revolving working capital facility and a $95,000 acquisition facility. This agreement was amended during the second quarter of 1999 to increase the acquisition facility to $105,000. The revolver provides that up to $5,000 of such facility may be used for the issuance of letters of credit and lender guaranties. The Credit Agreement also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver is 1/2% per annum, payable quarterly.

     The Credit Agreement is guaranteed by the Company's domestic subsidiaries and is secured by a perfected first priority security interest in all of the assets of each domestic subsidiary, the pledge of 100% of the capital stock of each domestic subsidiary and the pledge of up to a maximum of 66% of the capital stock of each direct foreign subsidiary.

     Mandatory principal payments on the acquisition facility are due in quarterly installments beginning on June 30, 2001, with the final installment due on April 22, 2004. For the quarters ending June 30, 2001 through March 31, 2003, the Company is required to pay 3.125% of the acquisition loan outstanding on April 30, 2001. For the quarters ending April 1, 2003 through March 31, 2004, the Company is required to pay 18.75% of the outstanding principal balance outstanding on April 30, 2001 with the unpaid balance due on April 22, 2004. The entire principal balance outstanding on the revolver is due upon maturity of the Credit Agreement.

     The borrowings under the Credit Agreement bear interest at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus .75%; or (ii) the LIBOR rate (as defined in the Credit Agreement) plus 2.25% for the working capital facility and the acquisition facility. For each of the quarters following September 30, 1998, the factor added to either the base rate or the LIBOR rate will be adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined by the Credit Agreement). The average interest rate on the outstanding borrowings was 8.4% as of December 31, 1999.

     The Company is currently in compliance with all of the financial covenants contained in the Credit Agreement. As of December 31, 1999, there was $5,055 outstanding on the revolving credit facility and $1,385 of letters of credit outstanding resulting in availability of $23,560.

Senior Subordinated Notes
-------------------------

     On April 16, 1998, the Company offered $115,000 aggregate principal amount of Senior Subordinated Notes due April 15, 2005 (the Notes). The Notes bear interest at the rate of 9 1/2% per annum, payable semiannually in arrears on April 15 and October 15. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries (Guarantors). The Notes are callable on or after April 15, 2001, in whole or from time to time in part, at the option of the Company, at a call price of 105% commencing April 15, 2001; 103% commencing April 15, 2002; 102% commencing April 15, 2003; and 100% commencing April 14, 2004.

     The Notes require the Company to maintain certain financial ratios and restrict the incurrence of additional indebtedness by the Company; the payment of dividends and other distributions with respect to the Company's capital stock; the creation of liens on the assets of the Company to secure certain subordinated debt; and certain mergers, sales of assets, and transactions with affiliates. The Company was in compliance with these covenants at December 31, 1999.

     The net proceeds of the issuance of the Notes totaled $114,273. The difference between the face value and the net proceeds from issue is being amortized over the seven-year term of the Notes.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     In 1998, the Company repaid the $34,000 of 12.25% Senior Subordinated Notes that were issued on August 15, 1995 and due on August 15, 2004. As indicated previously, with the repayment of these notes, the Company incurred a prepayment penalty of $2,210.

Interest Rate Cap
-----------------

     The Company utilizes an interest rate cap agreement to reduce the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement was purchased on December 1, 1999 and expires December 1, 2000 and entitles the Company to receive from a counterparty an amount, if any, by which the three-month LIBOR interest rate exceeds the strike rate stated in the agreement. The interest rate cap has a notional amount of $50,000 and a strike rate of 7%. Any amounts received related to the agreement are recorded as adjustments to interest expense.

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

     In connection with the financing for the August 1995 JPI Acquisition, the Company issued, on a post-stock split basis, 40,000 shares of Class A common stock, 10,000 shares of Class C common stock, and 1,700 shares of Preferred Stock. On April 22, 1998, in connection with the Acquisitions and the refinancing, the Company repurchased all of the outstanding Preferred Stock at $23,998.

Common Stock
------------

     Dividends are payable equally on shares of all classes of common stock in amounts as and when declared by the Company's Board of Directors, subject to legally available funds and restrictions contained in certain agreements. Holders of Class A and Class C common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

     Upon the sale of shares of Class B common stock pursuant to a public equity offering, each share of Class B common stock will be converted into one share of Class A common stock. In addition, each holder of Class B common stock may, at their option, convert each share of Class B common stock into Class A common stock at any time, subject to certain conditions. Upon the sale of Common Stock pursuant to a public equity offering of Class B common stock, each share of Class C common stock will be converted into one share of Class A common stock.

     In 1998, the Company repurchased $4,150 of Common Stock and warrants from an institutional holder.

Warrants
--------

     In 1998, the Company issued, on a post-stock split basis, warrants to purchase 34,482.76 shares of common stock at an exercise price of $100 per share. These warrants may be exercised at any time prior to their expiration date of August 15, 2005. The proceeds from the sale of these warrants ($100 per warrant) have been recorded as additional paid-in capital in the consolidated financial statements. No warrants have been exercised since their issuance. In connection with the Acquisitions and the refinancing, the Company repurchased 6,761.53 warrants from an institutional investor.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

Stock Option Plan
-----------------

     In connection with the August 1995 JPI Acquisition, the Company adopted a nonqualified stock option plan (the Option Plan) for its officers and key employees. Under the Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Options are exercisable at such time an option is earned and vested. Generally, options become exercisable at a rate of 20% for each full year of employment from the date of grant and may be exercised only if the holder is an employee of the Company. No options have been exercised since the adoption of the Option Plan. All options currently outstanding have an exercise price of $100 per share. All options expire on the earlier of (i) 10 years from date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.

     The following is a summary of options granted and outstanding:


                                                             1999                  1998                1997
                                                             ----                  ----                ----
                                                           Exercise              Exercise            Exercise
                                                Shares       Price      Shares     Price    Shares     Price
                                                ------       -----      ------     -----    ------    -------
Beginning of year.........................     3,198.04     $100.00    3,198.04   $100.00  1,704.14   $100.00
Granted...................................           --          --          --        --  1,503.90    100.00
Exercised.................................           --          --          --        --        --        --
Cancelled.................................      (335.05)     100.00          --    100.00    (10.00)   100.00
                                                 ------      ------       -----    ------     -----    ------
End of year...............................     2,862.99     $100.00    3,198.04   $100.00  3,198.04   $100.00
Exercisable at the end of year............     1,990.41     $100.00    1,488.81   $100.00    849.18   $100.00
                                               ========     =======    ========   =======    ======   =======
Weighted average fair value of options
   granted................................                  $ N/A                 $ N/A               $63.70
                                                            ======                ======              ======


     The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for 1997: risk free interest rate of 6.5%; expected dividend yield of 0%; expected life of 10 years and expected volatility of 0%. The weighted average contractual life of the options outstanding as of December 31, 1999 was
6.5 years.

     The Company has elected to continue to measure compensation cost using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25 and has recorded no compensation expense relative to the issuance of its stock options. Had the Company applied the principles of SFAS No. 123, Accounting for Stock-Based Compensation, additional compensation expense would have been recorded of $54 for 1999 and 1998 and $34 for 1997.

(9) Income Taxes

     Income tax expense is comprised of the following:

                                                               1999      1998      1997
                                                               ----      ----      ----
          Current:
            Federal ................................         $   128    $  216   $    40
            State ..................................             243       221       310
            Foreign ................................             280      (213)      334
                                                                 ---      ----       ---
                                                                 651       224       684
          Deferred .................................          (1,823)      ---       ---
                                                              ------   -------   -------
                                                             $(1,172)   $  224   $   684
                                                              =======   ======   =======


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     Reconciliation between the statutory income tax provision and effective tax provision is summarized below for the years ended December 31, 1999, 1998 and 1997:


                                                               1999      1998      1997
                                                               ----      ----      ----

          Statutory rate (34%).......................        $(1,334)  $(3,116)  $(3,291)
          Amortization of goodwill and other.........          3,253     1,003     4,778
          State income tax (refunds).................            160      (213)       --
          Change in valuation allowance..............         (3,251)    2,550      (803)
                                                              ------     -----      ----
          Income tax (benefit) expense...............        $(1,172)  $   224   $   684
                                                             =======    ======     =====

     The tax effects of significant temporary differences, representing deferred tax assets and the deferred tax liability, as of December 31, 1999 and 1998 are as follows:

                                                                         1999      1998
                                                                         ----      ----
          Deferred tax assets:
               Net operating loss carryforwards.....................   $ 7,759   $ 9,839
               Receivables..........................................       282       194
               Accrued liabilities..................................     1,364     1,588
               Postretirement benefits..............................       690       690
               Inventory............................................     1,127       642
               Intangibles..........................................     1,696     1,010
               AMT Credits..........................................       128        --
                                                                        ------    ------
                                                                        13,046    13,963
          Valuation allowance.......................................    (9,375)  (12,626)
                                                                        ------    ------
          Deferred tax assets, net of valuation allowance...........     3,671     1,337
          Deferred tax liability -  property, plant, and equipment..    (1,848)   (1,337)
                                                                        ------    ------
          Net deferred tax assets...................................   $ 1,823   $    --
                                                                        ======    ======


     The Company establishes valuation allowances and continually reviews the adequacy of the allowance, recognizing benefits only as reassessment indicates that it is more likely than not that benefits will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in assessing the adequacy of the valuation allowance.

     The decrease in the valuation allowance during 1999 was a result of utilizing net operating loss (NOL) carryforwards in 1999 and anticipating using a portion of the NOL carryforward in 2000. The increase in the valuation allowance during 1998 was a result of changes in temporary differences and an increase in the NOL carryforwards. The decrease during 1997 was the result of a decrease in NOLs resulting from taxable income and changes in temporary differences.

At December 31, 1999, the Company had net deferred tax assets of $1,823. The Company will need to generate taxable income of approximately $5,400 prior to expiration of the net operating loss carryforward to fully realize the benefit of the deferred tax asset. Based upon the level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the net deferred tax asset. At December 31, 1999, the Company had NOL carryforwards of approximately $20,416 for U.S. federal income tax purposes which begin to expire in 2009 to the extent not previously utilized. Approximately $11,092 of the NOL is restricted in availability to offset taxable income subject to an annual limitation of approximately $1,236 under Section 382 of the Internal Revenue Code. The remaining balance of approximately $9,324 is available without restriction.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     At December 31, 1999, the Company had NOL carryforwards of approximately $2,345 for foreign income tax purposes which do not expire. The Company established a valuation reserve allowance for the entire amount of the deferred tax asset resulting from the foreign NOLs because management does not believe it is more likely than not that the benefit will be realized. The deferred tax asset and the related valuation allowance are excluded from the above tables.

(10) Retirement Benefit Plans

     Retirement benefits are provided to substantially all employees under a discretionary profit sharing and contributory retirement plan under Section 401(k) of the Internal Revenue Code.

     The Company provides postretirement health care and other benefits to certain qualifying retirees. As of January 1, 1998, the Company amended the plan to restrict new participants. The Company does not fund retiree health care benefits in advance and has the right to modify these benefits in the future. Net periodic postretirement benefit cost (NPPBC) for the years ended December 31, 1999 and 1998 includes the following components:


                                                               1999      1998       1997
                                                               ----      ----       ----
          Service cost...................................       $ 58     $ 108      $ 78
          Interest cost..................................         57        70        58
          Amortizations of gain..........................        (91)      (50)      (57)
                                                                 ---       ---       ---
          NPPBC..........................................       $ 24     $ 128      $ 79
                                                                ====     =====      ====

     The Plan's status as of December 31 is as follows:

                                                                         1999      1998
                                                                         ----      ----

          Actuarial present value of benefit obligation:

               Fully eligible active participants....................   $   37    $   98
               Other active participants.............................      608       869
               Retirees..............................................      122        40
               Unrecognized net gain.................................    1,550       781
               Unrecognized prior service cost......................        21        29
                                                                        ------    ------
          Accrued benefit obligation................................    $2,338    $1,817
                                                                        ======    ======

     The benefit obligation was determined by application of the terms of the Plan, together with relevant actuarial assumptions for active employees. Health care cost trends are projected at annual rates ranging from 9.0% in 2000 down to 5.5% in 2004 and thereafter. The effect of a 1% annual increase in these assumed rates would increase the APBO at December 31, 1999 by approximately $152 and the service and interest cost components of the NPPBC for the years ended December 31, 1999 and 1998 by approximately $26. The assumed discount rate used in determining the APBO was 7.0%. The APBO is included in other noncurrent liabilities on the consolidated balance sheets.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(11) Segment Reporting

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the provisions of SFAS 131, the Company has two reportable segments, which include the Personal Safety Products segment ("PSP") and the Highway Safety Products segment ("HSP"). PSP includes consumable products designed to protect the head, face and eyes. Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors. HSP's broad product offering includes reflective glass beads, traffic workzone safety products, traffic coatings and specialized coating applications equipment. Primary customers for these products consist of local and government agencies, private contract stripers and highway safety distributors.

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation and amortization (EBITDA). Accounting policies for reportable segments are consistent with the policies described in Note 3 to the consolidated financial statements.

     Presented below is a summary of financial data for the Company's reportable segments. EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the Notes. Information presented below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

               Net Sales To External Customers By Business Segment


                                                               1999      1998      1997
                                                               ----      ----      ----
          PSP..................................             $132,726  $106,371  $ 60,702
          HSP..................................              106,367    71,636    70,090
          Eliminations.........................              (25,885)  (12,775)   (7,375)
                                                             -------   -------   -------
          TOTAL................................             $213,208  $165,232  $123,417
                                                            ========  ========  ========

     EBITDA By Business Segment And Reconciliation To Loss Before Provision
                     For Income Taxes And Extraordinary Item

                                                               1999      1998      1997
                                                               ----      ----      ----
          PSP..................................              $18,650   $18,282   $13,029
          HSP..................................               20,892    12,829    11,631
                                                              ------    ------    ------
          TOTAL................................               39,542    31,111    24,660

          Depreciation and amortization........               23,239    15,695    21,553
          Other                                                  880     1,219       736
          Interest, net........................               19,347    15,803    12,050
                                                              ------    ------    ------
          Loss before provision for
          Income taxes and extraordinary item..              $(3,924)  $(1,606)  $(9,679)
                                                             =======   =======   =======


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                        Depreciation By Business Segment

                                                               1999      1998      1997
                                                               ----      ----      ----
          PSP..................................               $4,404    $2,958    $2,176
          HSP..................................                2,311     1,812     1,738
                                                               -----     -----     -----
          TOTAL................................               $6,715    $4,770    $3,914
                                                              ======    ======    ======

                    Capital Expenditures By Business Segment

                                                              1999       1998      1997
                                                              ----       ----      ----
          PSP..................................               $4,319    $3,215    $2,346
          HSP..................................                1,517     3,455       900
                                                               -----     -----     -----
          TOTAL................................               $5,836    $6,670    $3,246
                                                              ======    ======    ======

                     Net Sales By Principal Geographic Area

                                                               1999      1998      1997
                                                               ----      ----      ----

          United States........................             $225,220  $163,317  $124,920
          All Other............................               13,873    14,690     5,872
                                                              ------    ------     -----
                                                             239,093   178,007   130,792
          Eliminations.........................              (25,885)  (12,775)   (7,375)
                                                             -------   -------   -------
          TOTAL................................             $213,208  $165,232  $123,417
                                                            ========  ========  ========

                    Total Assets By Principal Geographic Area

                                                               1999      1998
                                                               ----      ----
          United States........................             $187,189  $161,839
          All Other............................                9,204     9,400
                                                               -----     -----
          TOTAL................................             $196,393  $171,239
                                                            ========  ========

(12) Commitments and Contingencies

     The Company is involved in certain legal actions from time to time related to the normal conduct of its business. Management believes that liabilities, if any, resulting from litigation will not materially affect the consolidated financial position or results of operations of the Company.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

          2000...........................................     $1,560
          2001...........................................        949
          2002...........................................        751
          2003...........................................        304
          2004 and thereafter............................        272
          ====                                                 =====

     Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $1,977, $1,547 and $1,462, respectively.

(13) Sale of Assets

     During 1998, the Company decided to consolidate certain production lines, thereby closing its Elwood, Indiana facility resulting in a loss of $576. On December 30, 1998, the Company completed the sale of this facility for $260. The Company incurred $503 of expenses related to the closure of this facility, primarily related to severance costs.

     During 1999, the Company sold Aden Ophthalmic Product's ("AOP") for approximately $1,200, which approximated the cost of inventory sold, severance costs and other disposal expenses.

(14) Condensed Consolidating Financial Information

     Financial information regarding the Guarantors for the years ended December 31, 1999, 1998 and 1997 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Morton Traffic Markings was acquired in 1999 and renamed TMT-Pathway, a limited liability company, formed in May 1999. Kedman was acquired in 1998 and incorporated by its predecessors in September 1961. In 1999, Kedman was merged into American Allsafe. Silencio was acquired in 1998 and incorporated by its predecessors in May 1996. Allsafe was acquired in 1998 and was incorporated in March 1998. Crystaloid was acquired in 1998 and incorporated in March 1998. OSD was acquired in 1996 and incorporated in October 1996. In 1999, OSD was merged into the Company. Flex-O-Lite was acquired in 1994 by the Company's predecessor. Disclosures concerning the operations of GmbH, the only Non-Guarantor Subsidiary, prior to December 31, 1997 have not been presented because its operations were not material.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999



                                                                                       Non
                                                          Parent      Guarantor     Guarantor
          ASSETS                                          Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
          ------                                        ----------   ------------  -----------   ------------   ------------

Current assets:
    Cash                                               $      --      $      --     $    244      $      --      $     244
    Accounts receivable, net                               4,315         19,972        1,306             --         25,593
    Inventories                                            6,208         27,120        1,650           (517)        34,461
    Deferred tax asset                                     1,823             --           --             --          1,823
    Prepaid expenses                                         222            543          104             --            869
                                                       ----------     ----------    ---------     ----------     ----------
      Total current assets                                12,568         47,635        3,304           (517)        62,990

    Property, plant and equipment                         11,235         33,012          274             --         44,521
    Intangibles                                           12,604         67,896        2,316             --         82,816
    Note receivable from subsidiaries                     84,613          9,229           --        (93,842)            --
    Deferred financing costs                               6,061             --           --             --          6,061
    Investment in subsidiaries                            20,025             --           --        (20,025)            --
    Other noncurrent assets                                   --              5           --             --              5
                                                       ----------     ----------    ---------     ----------     ----------
                                                       $ 147,106      $ 157,777     $  5,894      $(114,384)     $ 196,393
                                                       ==========     ==========    =========     ==========     ==========


    LIABILITIES AND
    STOCKHOLDERS' DEFICIT
    ---------------------

Current liabilities:
    Notes payable to parent                            $      --      $  90,265     $  3,577      $ (93,842)     $      --
    Accounts payable                                       2,482         10,078          315             --         12,875
    Accrued and other liabilities                          2,811          3,583          443             --          6,837
    Accrued interest                                       3,315             --           --             --          3,315
    Accrued taxes                                            460             --           --             --            460
                                                       ----------     ----------    ---------     ----------     ----------
          Total current liabilities                        9,068        103,926        4,335        (93,842)        23,487

Long-term debt                                           221,027             --           --             --        221,027
Other noncurrent liabilities                               3,067             --           --             --          3,067
Due to parent                                            (36,062)        31,779        4,283             --             --

Stockholders' deficit:

    Common stock                                              --              1           --             (1)            --
    Additional paid-in capital                             2,951         34,499           --        (34,498)         2,952
    Accumulated other comprehensive income                    --           (204)        (475)            --           (679)
    Loans due on common stock                               (329)            --           --             --           (329)
    Accumulated deficit                                  (52,616)       (12,224)      (2,249)        13,957        (53,132)
                                                       ----------     ----------    ---------     ----------     ----------
          Total stockholders' deficit                    (49,994)        22,072       (2,724)       (20,542)       (51,188)
                                                       ----------     ----------    ---------     ----------     ----------
                                                       $ 147,106     $  157,777      $  5,894      $(114,384)     $ 196,393
                                                       ==========     ==========    =========     ==========     ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year ended December 31, 1999



                                                                                       Non
                                                          Parent      Guarantor     Guarantor
                                                          Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                        ----------   ------------  -----------   ------------   ------------

   Net sales                                           $  54,339      $ 177,364     $  7,390      $ (25,885)     $ 213,208
   Operating expenses:
       Cost of sales                                      39,111        127,101        4,620        (25,712)       145,120
       Selling, general and administrative                11,084         20,335        3,842             --         35,261
       Amortization of intangibles                         1,101         13,755          167             --         15,023
                                                       ----------     ----------    ---------     ----------     ----------
                                                          51,296        161,191        8,629        (25,712)       195,404
                                                       ----------     ----------    ---------     ----------     ----------
   Operating income (loss)                                 3,043         16,173       (1,239)          (173)        17,804

   Other
       Interest expense, net                             (13,990)        (5,357)          --             --        (19,347)
       Amortization of deferred financing costs           (1,501)            --           --             --         (1,501)
       Intercompany interest and other                    12,484        (13,364)          --             --           (880)
                                                       ----------     ----------    ---------     ----------     ----------
   Income (loss) before income tax expense
       and equity in (loss)earnings of subsidiaries           36         (2,548)      (1,239)          (173)        (3,924)

   Income tax (benefit) expense                           (1,452)           295          (15)            --         (1,172)

   Equity in earnings (loss) of subsidiaries              (4,067)            --           --          4,067             --
                                                       ----------     ----------    ---------     ----------     ----------
   Net income (loss)                                   $  (2,579)     $  (2,843)    $ (1,224)     $   3,894      $  (2,752)
                                                       ==========     ==========    =========     ==========     ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                          Year ended December 31, 1999


                                                                                     Non
                                                        Parent      Guarantor     Guarantor
                                                        Company    Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                      ----------   ------------  -----------    ------------   ------------
Cash flows from operating activities:
Net cash (used in) provided by operating
    activities:                                         $  (1,394)     $  14,314     $ (1,843)      $   4,067      $  15,144
                                                       ----------     ----------    ---------      ----------     ----------
Cash flows from investing activities:
    Acquisition of businesses, including
      transaction costs, net of cash acquired            (39,928)            --           --              --        (39,928)
    Capital expenditures                                  (1,793)        (3,848)        (195)             --         (5,836)
                                                       ----------     ----------    ---------      ----------     ----------
Net cash used in investing activities                    (41,721)        (3,848)        (195)             --        (45,764)
                                                       ----------     ----------    ---------      ----------     ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt              39,491             --           --              --         39,491
    Repayment of loans on common stock                        14             --           --              --             14
    Repayment of long-term debt                           (8,968)            --           --              --         (8,968)
                                                       ----------     ----------    ---------      ----------     ----------
Net cash provided by financing activities                 30,537             --           --              --         30,537
                                                       ----------     ----------    ---------      ----------     ----------
Net increase (decrease) in cash                        $ (12,578)     $  10,466     $ (2,038)      $   4,067            (83)
                                                       ==========     ==========    =========      ==========
Cash, beginning of year                                                                                                 327
                                                                                                                  ----------
Cash, end of year                                                                                                     $ 244
                                                                                                                  ==========




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                                                       Non
                                                          Parent      Guarantor     Guarantor
          ASSETS                                          Company    Subsidiaries   Subsidiary    Eliminations  Consolidated
          ------                                        ----------   ------------  -----------   ------------   ------------
Current assets:
    Cash                                               $      --      $      --     $    327      $      --      $     327
    Accounts receivable, net                               3,565         13,427        1,487             --         18,479
    Inventories                                            8,162         25,011        1,444           (342)        34,275
    Prepaid expenses                                         259            407           80             --            746
                                                       ----------     ----------    ---------     ----------     ----------
           Total current assets                           11,986         38,845        3,338           (342)        53,827

    Property, plant and equipment                         11,385         22,779          198             --         34,362
    Intangibles                                           13,968         58,628        2,646              -         75,242
    Note receivable from subsidiaries                     48,271          9,229           --        (57,500)            --
    Deferred financing costs                               7,372             --           --             --          7,372
    Investment in subsidiaries                            24,094             --           --        (24,094)            --
    Other noncurrent assets                                   --            436           --             --            436
                                                       ----------     ----------    ---------     ----------     ----------
                                                       $ 117,076      $ 129,917     $  6,182      $ (81,936)     $ 171,239
                                                       ==========     ==========    =========     ==========     ==========


           LIABILITIES AND
     STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to parent                            $      --      $  53,971     $  3,529      $ (57,500)     $      --
    Accounts payable                                       3,580         10,932          801             --         15,313
    Accrued and other liabilities                          3,717          1,533          806             --          6,056
    Accrued interest                                       3,044             --           --             --          3,044
    Accrued taxes                                          1,075             --           --             --          1,075
                                                       ----------     ----------    ---------     ----------     ----------
           Total current liabilities                      11,416         66,436        5,136        (57,500)        25,488


Long-term debt                                           190,389             --           --             --        190,389
Other noncurrent liabilities                               3,074             --           --             --          3,074
Due to parent                                            (40,374)        38,600        1,774             --             --

Stockholders' deficit:
    Common stock                                              --              1           --             (1)            --
    Additional paid-in capital                             2,951         34,499           --        (34,498)         2,952
    Accumulated other comprehensive income                    --           (238)         297             --             59
    Loans due on common stock                               (343)            --           --             --           (343)
    Accumulated deficit                                  (50,037)        (9,381)      (1,025)        10,063        (50,380)
                                                       ----------     ----------    ---------     ----------     ----------
           Total stockholders' deficit                   (47,429)        24,881         (728)       (24,436)       (47,712)
                                                       ----------     ----------    ---------     ----------     ----------
                                                       $ 117,076      $ 129,917     $  6,182      $ (81,936)     $ 171,239
                                                       ==========     ==========    =========     ==========     ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year ended December 31, 1998

                                                                                       Non
                                                          Parent      Guarantor     Guarantor
                                                          Company    Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                        ----------   ------------  -----------    ------------   ------------

Net sales                                              $  46,876      $ 122,385     $  8,746       $ (12,775)     $ 165,232
Operating expenses:
    Cost of sales                                         30,441         87,654        5,688         (12,458)       111,325
    Selling, general and administrative                    9,868         13,749        3,949               -         27,566
    Write down of assets                                       -            576            -               -            576
    Amortization of intangibles                            1,166          8,272          216               -          9,654
                                                       ----------     ----------    ---------      ----------     ----------
                                                          41,475        110,251        9,853         (12,458)       149,121
                                                       ----------     ----------    ---------      ----------     ----------
Operating income (loss)                                    5,401         12,134       (1,107)           (317)        16,111

Other
    Interest expense, net                                (13,516)        (2,287)           -               -        (15,803)
    Amortization of deferred financing costs              (1,271)             -            -               -         (1,271)
    Intercompany interest and other                        8,962         (9,687)          82               -           (643)
                                                       ----------     ----------    ---------      ----------     ----------
Income (loss) before income tax expense,
    equity in earnings (loss) of subsidiaries
    and extraordinary item                                  (424)           160       (1,025)           (317)        (1,606)


Income tax expense                                             3            221            -               -            224

Equity earnings (loss) in subsidiaries                    (1,086)             -            -           1,086              -

Extraordinary item-loss due to early
    extinguishment of debts                               (7,558)             -            -               -         (7,558)
                                                       ----------     ----------    ---------      ----------     ----------
Net income (loss)                                      $  (9,071)     $     (61)    $ (1,025)      $     769      $  (9,388)
                                                       ==========     ==========    =========      ==========     ==========



                 JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                          Year ended December 31, 1998


                                                                                       Non
                                                          Parent      Guarantor     Guarantor
                                                          Company    Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                        ----------   ------------  -----------    ------------   ------------
Cash flows from operating activities:
Net cash (used in) provided by operating activities
                                                       $   8,630      $  10,246     $ (1,966)      $  (1,493)     $  15,417
Cash flows from investing activities:                  ----------     ----------    ---------      ----------     ----------
    Acquisition of businesses, including
      transaction costs, net of cash acquired            (47,752)            --           --              --        (47,752)
    Deferral of acquisition price, net of payments ...       500             --         (605)             --           (105)
    Capital expenditures .............................    (1,679)        (4,819)        (172)             --         (6,670)
    Proceeds from sale of assets .....................        --            260         --                --            260
                                                       ----------     ----------    ---------      ----------     ----------
Net cash used in investing activities ................   (48,931)        (4,559)        (777)             --        (54,267)
                                                       ----------     ----------    ---------      ----------     ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt .........   204,332             --           --              --        204,332
    Repurchase of common stock, net of loan
      payment                                             (4,150)            --           --              --         (4,150)
    Repurchase of preferred stock ....................   (23,998)            --           --              --        (23,998)
    Financing costs ..................................    (7,903)          (397)          --              --         (8,300)
    Prepayment premium of long-term debt .............    (2,210)            --           --              --         (2,210)
    Repayment of long-term debt ......................  (127,020)            --           --              --       (127,020)
                                                       ----------     ----------    ---------      ----------     ----------
Net cash provided by (used in) financing activities ..    39,051           (397)          --              --         38,654
                                                       ----------     ----------    ---------      ----------     ----------
Net increase (decrease) in cash ...................... $  (1,250)     $   5,290     $ (2,743)      $  (1,493)          (196)
                                                       ==========     ==========    =========      ==========
Cash, beginning of year ..............................                                                                  523
                                                                                                                  ----------
Cash, end of year ....................................                                                            $     327
                                                                                                                  ==========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year ended December 31, 1997

                                                                                       Non
                                                          Parent      Guarantor     Guarantor
                                                          Company    Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                        ----------   ------------  -----------    ------------   ------------

Net sales                                              $  47,759      $  83,033     $     --       $  (7,375)     $ 123,417
Operating expenses:
    Cost of sales                                         32,257         62,594           --          (7,385)        87,466
    Selling, general and administrative                    8,876          6,329           --              --         15,205
    Write down of assets                                      --            335           --              --            335
    Amortization of intangibles                           13,185          3,193           --              --         16,378
                                                       ----------     ----------    ---------      ----------     ----------
                                                          54,318         72,451           --          (7,385)       119,384
                                                       ----------     ----------    ---------      ----------     ----------
Operating income (loss)                                   (6,559)        10,582           --              10          4,033

Other
    Interest expense, net                                (12,050)            --           --              --        (12,050)
    Amortization of deferred financing costs              (1,261)            --           --              --         (1,261)
    Intercompany interest and other                        6,996         (7,397)          --              --           (401)
                                                       ----------     ----------    ---------      ----------     ----------
Income (loss) before income tax provision and
    equity in earnings (loss) of subsidiaries            (12,874)         3,185           --              10         (9,679)

Income tax expense                                           540            144           --              --            684

Equity in earnings (loss) of subsidiaries                  3,041             --                       (3,041)            --
                                                       ----------     ----------    ---------      ----------     ----------
Net income (loss)                                      $ (10,373)     $   3,041     $     --       $  (3,031)    $  (10,363)
                                                       ==========     ==========    =========      ==========    ===========




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(14) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                          Year ended December 31, 1997


                                                                                  Parent           Guarantor
                                                                                 Company          Subsidiaries   Consolidated
                                                                                ----------        ------------   ------------

Cash flows from operating activities:
Net cash provided by operating activities:                                          $  1,328       $   8,985     $   10,313
                                                                                   ----------      ----------    -----------
Cash flows from investing activities:
    Acquisition of businesses, including
      transaction costs, net of cash acquired                                         (2,461)             --         (2,461)
    Deferral of acquisition, net of payments                                          (1,695)             --         (1,695)
    Capital expenditures                                                              (2,168)         (1,078)        (3,246)
    Proceeds from the sale of assets                                                     708             804          1,512
                                                                                   ----------      ----------    -----------
Net cash used in investing activities                                                 (5,616)           (274)        (5,890)
                                                                                   ----------      ----------    -----------
Cash flows from financing activities
    Repayment of long-term debt                                                       (3,880)             --         (3,880)
    Repurchase of common stock, net of loan payments                                     (20)             --            (20)
                                                                                   ----------      ----------    -----------
Net cash used in financing activities                                                 (3,900)             --         (3,900)
                                                                                   ----------      ----------    -----------
Net increase (decrease) in cash                                                     $ (8,188)        $ 8,711            523
                                                                                   ==========      ==========
Cash, beginning of year                                                                                                  --
                                                                                                                 -----------
Cash, end of year                                                                                                $      523
                                                                                                                 ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of the Company's directors and certain officers and the positions they hold.

         Name                       Age                 Position with Company
         ----                       ---                 ---------------------

         Robert H. Elkin............54      Director, Chairman and Chief Executive Officer
         Christopher T. Paule.......36      President and Chief Operating Officer
         Lincoln M. Kennedy         63      Senior Vice President and Chief Operating Officer - PSP Group
         Robert J. Currell          61      Senior Vice President and Chief Operating Officer - HSP Group
         Mark A. Kolmer.............38      Vice President-Finance
         F.H. Joe Gay               43      Vice President-Human Resources
         John W. Jordan II..........53      Director
         David W. Zalaznick.........46      Director
         A. Richard Caputo, Jr......34      Director and Vice President
         Jonathan F. Boucher........43      Director

Set forth below is a brief description of the business experience of each director and certain officers of the Company. The term of office for each director will last until the next annual shareholder's meeting. Each officer, other than Messrs. Elkin, Paule, Kennedy and Currell, serves at the pleasure of the Company's Board of Directors with no set term of office. See "Employment/Non-Interference Agreements."

Robert H. Elkin. Mr. Elkin has served as the Company's Chairman and Chief Executive Officer and as a Director since August 1995. Mr. Elkin was appointed President and Chief Executive Officer of the predecessor to the Company in March 1994. From September 1987 to July 1995, Mr. Elkin served as President and Chief Operating Officer of Clarke Industries (a division of Thermadyne Industries, Inc. ( "Thermadyne ").

Christopher T. Paule. Mr. Paule began serving as the Company's President and Chief Operating Officer in January 2000. From August 1995 to December 1999, Mr. Paule served as the Company's Vice President, Chief Financial Officer and Secretary. Mr. Paule was appointed Vice President-Finance of the predecessor to the Company in January 1994. From 1988 to 1994, he served as Controller at Coyne Cylinder Company in Huntsville, Alabama (a division of Thermadyne), Controller of the Cutting and Welding segment of Thermadyne and various other financial and operating positions.

Lincoln M. Kennedy. Mr. Kennedy has served as the Company's Senior Vice President and Chief Operating Officer of the PSP Group since May 1999. Mr. Kennedy was appointed President of American Allsafe in 1981. From 1975 to 1981, he served as General Manager of the Industrial Division of American Safety Equipment. From 1964 to 1975, he served as Director of Operations at Pennsylvania Optical Company, Reading, Pennsylvania.

Robert J. Currell. Mr. Currell has served as the Senior Vice President and Chief Operating Officer of the HSP Group since September 1999. From 1993 to 1999, Mr. Currell served as Vice President and General Manager of Traffic Markings Operations. From 1990 to 1993, Mr. Currell served as Senior Vice President of the Industrial Coatings Group for Morton International. From 1978 to 1990, he served in several capacities with the coatings group of Whittaker Corporation.

Mark A. Kolmer. Mr. Kolmer began serving as the Company's Vice President, Finance in January 2000. From December 1997 to December 1999, Mr. Kolmer served as Corporate Controller and from March 1996 to November 1997 as Controller of Flex-O-Lite, Inc. From 1990 to 1995, he served as Controller of Thermadyne's Coyne Cylinder Company subsidiary and various other financial positions within Thermadyne.

F.H. Joe Gay. Mr. Gay has served as the Vice President of Human Resources since January 1999. From 1997 to 1999, Mr. Gay served as Director of Human Resources for Foamex International. Prior to 1997, Mr. Gay served as Director of Human Resources for Crain Industries.

John W. Jordan II. Mr. Jordan has served as a Director of the Company since August 1995. Mr. Jordan is a managing director of The Jordan Company, LLC, a private merchant banking firm, which he co-founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc., AmeriKing, Inc., Carmike Cinemas, Inc., Rockshox, Inc., GFSI Holdings, Inc., GFSI, Inc., Motors and Gears, Inc. and Apparel Ventures, Inc., as well as other privately held companies.

David W. Zalaznick. Mr. Zalaznick has served as a Director of the Company since August 1995. Mr. Zalaznick is a managing director of The Jordan Company, LLC, which he co-founded with Mr. Jordan in 1982. Mr. Zalaznick is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc., Carmike Cinemas, Inc., AmeriKing, Inc., Marisa Christina, Inc., Great American Cookie Company, GFSI Holdings, Inc., GFSI, Inc. Motors and Gears, Inc. and Apparel Ventures, Inc., as well as other privately held companies.

A. Richard Caputo, Jr. Mr. Caputo has served as a Director of the Company since August 1995. Mr. Caputo has been a managing director of The Jordan Company, LLC, since 1990. Mr. Caputo is also a director of AmeriKing, Inc., GFSI Holdings, Inc. and GFSI, Inc., as well as other privately held companies.

Jonathan F. Boucher. Mr. Boucher has served as a Director of the Company since August 1995. Mr. Boucher has been a managing director of The Jordan Company, LLC, since 1983. Mr. Boucher is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc. and Motors and Gears, Inc. as well as other privately held companies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert H. Elkin, Chairman and Chief Executive Officer, Christopher T. Paule, President and Chief Operating Officer, Lincoln M. Kennedy, Senior Vice President and Chief Operating Officer - PSP Group, Robert
J. Currell Senior Vice President and Chief Operating Officer - HSP Group and F.H. Joe Gay, Vice President Human Resources.



                           Summary Compensation Table
                                                                   Annual
                                                    Fiscal      Compensation               All other
Position                                             Year           Salary       Bonus   Compensation (1)
--------                                             ----           ------       -----   ----------------

Robert H. Elkin.............................         1999          466,754      120,000      20,195
Chairman and Chief Executive Officer........         1998          401,086      248,400      21,847
                                                     1997          347,591      222,507      20,195

Christopher T. Paule........................         1999          207,323       80,000      10,098
President and Chief Operating Officer.......         1998          167,850       84,480      10,923
                                                     1997          126,363       83,151       6,326

Lincoln M. Kennedy (2)......................         1999          192,915        -----      56,716
Senior Vice President and Chief Operating...         1998          111,240       50,000       5,309
Officer - PSP Group.........................         1997            -----        -----       -----

Robert J. Currell (3).......................         1999          103,889       40,833      60,499
Senior Vice President and Chief Operating...         1998            -----        -----       -----
Officer - HSP Group.........................         1997            -----        -----       -----

F.H. Joe Gay (4)............................         1999           96,058        -----      61,832
Vice President Human Resources..............         1998            -----        -----       -----
                                                     1997            -----        -----       -----

 ----------

(1) Other annual compensation consists of car allowance, tax reimbursements for relocation compensation and defined contribution payments paid by the Company.
(2)  Lincoln M. Kennedy was employed as of April 22, 1998.
(3)  Robert J.  Currell was  employed as of May 17, 1999.
(4)  F.H. Joe Gay was employed as of January 18, 1999.

EMPLOYMENT/NON-INTERFERENCE AGREEMENTS
--------------------------------------

Elkin Employment Agreement. Mr. Elkin has an employment and non-interference agreement with the Company which provides for his employment as Chairman and Chief Executive Officer of the Company. The initial term of the employment agreement terminates on August 15, 2000, (which was subsequently extended to December 31, 2001) at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. On April 22, 1998, the Company and Mr. Elkin agreed to amend this employment agreement. The amended agreement provides for a base salary of $414,000 (which was subsequently increased, as of January 1, 1999, to $450,000) and he may be awarded a bonus, at the sole discretion of the Board, of up to 75% of Mr. Elkin's annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Elkin by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Mr. Elkin's base salary (which is increased annually based on a CPI formula) was $450,000 for 1999 and he was awarded a bonus of $120,000. Under the employment agreement, if Mr. Elkin's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. In addition, Mr. Elkin is entitled to receive an amount in respect of his vested equity ownership in the Company equal to such vested equity percentage multiplied by the product of 6.0 times the Company's EBITDA for the immediately preceding fiscal year (net of indebtedness and transaction expenses) in the event he is terminated by the Company other than for Cause (as defined in the employment agreement). If Mr. Elkin's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the employment agreement, Mr. Elkin may not compete with the Company in the same market for 24 months following the termination of his employment.

Paule Employment Agreement. Mr. Paule has an employment and non-interference agreement with the Company which provides for Mr. Paule's employment as Chief Financial Officer of the Company. In 1999, Mr. Paule was promoted to President and Chief Operating Officer. The initial term of the employment agreement terminates on August 15, 2000, (which was subsequently extended to December 31, 2001) at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. On April 22, 1998, the Company and Mr. Paule agreed to amend this employment agreement. The amended agreement provides for a base salary of $176,000 (which was subsequently increased, as of January 1, 1999, to $200,000) and he may be awarded a bonus, at the sole discretion of the Board, of up to 60% of Mr. Paule's annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Paule by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Mr. Paule's base salary (which is increased annually based on a CPI formula) was $200,000 for 1999 and he was awarded a bonus of $80,000. Under the employment agreement, if Mr. Paule's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. In addition, Mr. Paule is entitled to receive an amount in respect of his vested equity ownership in the Company equal to such vested equity percentage multiplied by the product of 6.0 times the Company's EBITDA for the immediately preceding fiscal year (net of indebtedness and transaction expenses) in the event he is terminated by the Company other than for Cause (as defined in the employment agreement). If Mr. Paule's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Paule may not compete with the Company in the same market for 24 months following the termination of his employment.

Kennedy Employment Agreement. Mr. Kennedy has an employment and non-interference agreement with the Company which provides for Mr. Kennedy's employment as President of Allsafe. In 1999, Mr. Kennedy was promoted to Senior Vice President and Chief Operating Officer of the PSP Group. The initial term of the employment agreement terminates on May 6, 2001, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Kennedy's base salary was $200,000 for 1999, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Kennedy by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Under the employment agreement, if Mr. Kennedy's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Kennedy's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Kennedy may not compete with the Company in the same market for 24 months following the termination of his employment.

Currell Employment Agreement. Mr. Currell has an employment and non-interference agreement with the Company which provides for Mr. Currell's employment as Vice President and General Manager of TMT-Pathway. In 1999, Mr. Currell was promoted to Senior Vice President and Chief Operating Officer of the HSP Group. The initial term of the employment agreement terminates on May 17, 2002, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Currell's base salary was $175,000 for 1999 and he received a bonus of $40,833, which may be awarded, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Currell by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Under the employment agreement, if Mr. Currell's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Currell's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Currell may not compete with the Company in the same market for 24 months following the termination of his employment.

INCENTIVE COMPENSATION PLAN
---------------------------

The Company has adopted incentive compensation plans for its key management employees, which provide for annual cash bonuses payable if certain EBITDA, cash flow and individual performance targets are met.

SAR AGREEMENTS
--------------

In April 1998 the Company entered into stock appreciation right agreements ("SAR Agreements") with Messrs. Elkin and Paule providing for an aggregate payment of up to 3.0% of the Company's equity value upon a sale of the Company above a specified threshold. The initial term of the SAR Agreements is ten years, at which time the term will be automatically extended for one-year periods. The rights of Mr. Paule under the SAR Agreements vest ratably over the three-year period from April 22, 1998.

STOCK OPTION PLAN
-----------------

The Company adopted a stock option plan (the "Option Plan") in order to provide incentives to certain key officers, managers and employees through ownership of the Company's Common Stock. The shares of Common Stock to be sold or transferred pursuant to the exercise of options granted under the Option Plan shall be authorized shares of Common Stock of the Company, and may be newly issued shares and treasury shares. As of December 31, 1999 options have been granted for 2,863.01 shares of the Class C Common Stock of the Company. These shares vest over a five-year period, and as of December 31, 1999 1,417.81 shares were vested. In addition, up to 572.602 shares will vest in 2000, up to 150.00 shares will vest in 2001 and up to 150.00 shares will vest in 2002.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The table below sets forth certain information, as of December 31, 1999, regarding beneficial ownership of the common stock of the Company held by: (i) each director of the Company who beneficially owns common stock, (ii) each executive officer of the Company named in the table below "Management--Executive Compensation--Summary Compensation Table" who beneficially owns common stock,
(iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except as otherwise noted. See "Certain Transactions."

                                               Amount of Beneficial Ownership(1)
                                               ---------------------------------
                                                       Number of    Percentage
                                                         Shares        Owned
                                                         ------        -----
  Directors and Executive Officers:
  Robert H. Elkin (2)...............................      5,164        10.7%
  John W. Jordan II (3)(4)..........................      4,631         9.8
  David W. Zalaznick (4)............................      4,631         9.8
  Jonathan F. Boucher (4)...........................      3,970         8.4
  Christopher T. Paule (5)..........................      1,695         3.6
  A. Richard Caputo, Jr. (4)........................      1,453         3.1
  Allan A. Huning (6)...............................        902         1.9
  Jack L. Bortle (7)................................        758         1.6
  John L. Garavaglia III (8)........................        350           *
  All directors and executive officers as a group
    (11 persons)(2)(3)(4)(5)(6)(7)(8)                    23,733        48.4%


  Other Principal Stockholders:.....................
  Massachusetts Mutual Life Insurance Company (9)        13,168        22.8%

  JZ Equity Partners PLC (10).......................     12,352        21.6
  Leucadia Investors, Inc. (11).....................      7,263        15.4
  Northwestern Mutual Life Insurance Company (12)...      8,231        15.3
  Safety Partners, L.P. (13)........................      3,448         7.3
  John R. Lowden (4)................................      2,905         6.2
  Adam E. Max (4)...................................      2,905         6.2
--------
* Indicates beneficial ownership of less than 1% of shares of Common Stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed. As of December 31, 1999, there were 47,056 shares of common stock of the Company issued and outstanding.

(2) Includes immediately exercisable options to purchase 1,210 shares of common stock. Mr. Elkin was also granted SARs in connection with the Offering. See "Management--SAR Agreements." Mr. Elkin's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(3) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is the trustee.

(4) Each of Messrs. Jordan, Zalaznick, Boucher, Lowden, Max and Caputo are affiliated with The Jordan Company, whose address is 767 Fifth Avenue, New York, New York 10153.

(5) Includes immediately exercisable options to purchase 421 shares of common stock. Mr. Paule was also granted SARs in connection with the Offering. See "Management--SAR Agreements." Mr. Paule's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(6) Includes immediately exercisable options to purchase 28 shares of common stock. Mr. Huning's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(7) Includes immediately exercisable options to purchase 8 shares of common stock. Mr. Bortle's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(8) Includes immediately exercisable options to purchase 100 shares of common stock. Mr. Garavaglia's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

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

(13) Safety Partners, L.P. is an affiliate of Jefferies & Company, Inc. The beneficial owners of Safety Partners, L.P. are comprised entirely of Jefferies & Company, Inc. as the sole general partner and certain employees and officers of Jefferies & Company, Inc. as the limited partners. The principal address of Safety Partners, L.P. is 11100 Santa Monica Blvd., 10th Floor, Los Angeles, California 90025.

STOCKHOLDERS AGREEMENT
----------------------

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

The Current Holders may only transfer shares of Common Stock in accordance with the Stockholders Agreement. The Company and the Current Holders have a right of first offer to purchase all or any portion of any shares of Common Stock to be transferred by any Current Holder, subject to certain limited exceptions, on the same terms put forth for such transfer by the selling holder. The Stockholders Agreement provides for preferences on the rights of first offer such that the Management Investors have the first right to purchase shares sold by any other Management investor and the Jordan Investors have the first right to purchase shares sold by any other Jordan Investors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT  AGREEMENT
----------  ---------

In connection with its acquisition by the Management Investors and the Jordan Investors in August 1995, the Company entered into an agreement (the "TJC Management Agreement") with TJC Management Corporation ("TJMC"), an affiliate of The Jordan Company. Under the TJC Management Agreement, the Company retains TJMC to render services to the Company, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Management Agreement will expire in 2005, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the Offering, the Company and TJMC have agreed to amend the TJC Management Agreement. The TJC Management Agreement, as amended, will provide an annual consulting fee payable on a quarterly basis equal to at least $600,000 but in no event greater than 2.5% of EBITDA (as defined in the TJC Management Agreement). In addition, the TJC Management Agreement provides for payment to TJMC of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company and
(ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by the Company with the assistance of TJMC. Such fees are subject to board of director's approval. The Company believes that the terms of the TJC Management Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Pursuant to the terms of the Indenture, payment of fees to TJMC pursuant to the TJC Management Agreement is not permitted in the event of a payment or financial covenant default with respect to the Notes.

EMPLOYEE STOCKHOLDER LOANS
--------------------------

In 1995, the Company made loans to certain employees, including Messrs. Elkin and Paule, to be used for the purchase of the Company's stock. The loan to Mr. Elkin had an original principal amount of $165,553 and is the only loan with a principal amount in excess of $60,000. As of December 31, 1999 there was $329,000 outstanding on all stockholder loans, including $165,553 outstanding on the loan to Mr. Elkin. Each of the loans bears interest at a rate of 7% per annum and, as of December 31, 1999, payments on all of the loans by the employee stockholders were current.

DIRECTOR'S INDEMNIFICATION
--------------------------

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

                                  EXHIBIT INDEX

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                             Description                                                        Page
------                             -----------                                                        ----

1         Purchase Agreement, dated as of April 16, 1998, by and among Jackson Products,                *
          Inc. (the "Company"), Jefferies & Company, Inc. and Goldman, Sachs & Co.
2.1       Stock Purchase Agreement, dated as of March 30, 1998, by and among Jackson                    *
          Acquisition, Inc., NCH Corporation, American Allsafe Company and Silencio/Safety
          Direct, Inc.++
2.2       Stock Purchase Agreement, dated as of March 31, 1998, by and among Crystaloid                 *
          Technologies, Inc., the Management Sellers party thereto, Dahl Partners
          Incorporated and Crystaloid Electronics Company++
2.3       Stock Purchase Agreement, dated as of June 12, 1998 by and among American Allsafe             **
          Company, the sellers party thereto and Kedman Company++
2.4       First Amendment to Stock Purchase Agreement, dated as of June 12,
          1998 by and ** among American Allsafe Company,  the sellers party thereto and Kedman Company

2.5       Second  Amendment to Stock Purchase  Agreement,  dated as of July
          22, 1998 by and ** among American Allsafe Company, the sellers party thereto and Kedman Company

2.6       Third Amendment to Stock Purchase Agreement, dated as of July 22,
          1998 by and ** among American Allsafe Company, the sellers party thereto and Kedman Company

2.7       Real Property Purchase Agreement, dated as of June 12, 1998 by and among American             **
          Allsafe Company and certain stockholders of Kedman Company
2.8       Asset Purchase Agreement, dated as of April 20, 1999 by and among TMT-Pathway,                ***
          L.L.C. and Morton International, Inc.++
2.9       First Amendment to Asset Purchase Agreement, dated as of May 17, 1999 by and among            ***
          TMT-Pathway, L.L.C. and Morton International, Inc.
3.1       Amended and Restated Certificate of Incorporation of the Company                              *
3.2       Bylaws of the Company                                                                         *
4.1       Indenture, dated as of April 22, 1998, between the Company and State Street Bank              *
          and Trust Company, as Trustee

4.2       Form of Global Series A Senior Note                                                           *
4.3       Form of Global Series B Senior Note                                                           *
4.4       Registration Rights Agreement, dated as of April 22, 1998, by and among the                   *
          Company, Jefferies & Company, Inc. and Goldman, Sachs & Co.
4.5       Supplemental Indenture, dated as of April 24, 1998, between the Company and State             *
          Street Bank and Trust Company, as Trustee
4.6       Stockholders Agreement, dated as of August 16, 1995, by and among the Company and             *
          its stockholders
4.7       First Amendment to Stockholders Agreement, dated as of March 1, 1996, by and among            *
          the Company and its stockholders
4.8       Second Amendment to Stockholders Agreement, dated as of July 1, 1996, by and among            *
          the Company and its stockholders
4.9       Third Amendment to Stockholders Agreement, dated as of June 1, 1997, by and among             *
          the Company and its stockholders
4.10      Jackson Products, Inc. 1995 Management Stock Option Plan, dated as of August 16,              *
          1995

4.11      First Amendment to 1995 management Stock Option Plan, dated as of June 1, 1997                *
4.12      Form of Stock Option Agreement                                                                *
4.13      Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among            *
          the Company and certain stockholders named therein
4.14      Advisor Subscription Agreement, dated as of August 16, 1995, between the Company              *
          and Safety Partners, L.P
4.15      Management Subscription Agreement, dated as of August 16, 1995, by and among the              *
          Company and certain stockholders named therein
4.16      First Amendment to Management Subscription Agreement, dated March 1, 1996, by and             *
          among the Company and certain stockholders named therein
4.17      Second Amendment to Management Subscription Agreement, dated as of December 1,                *
          1996, by and among the Company and certain stockholders named therein
4.18      Form of Non-Recourse Promissory Note between the Company and certain of its                   *
          stockholders


4.19      Form of Stock Pledge Agreement between the Company and certain of its stockholders            *
4.20      Securities Purchase Agreement, dated as of August 16, 1995, by and among the                  *
          Company and certain stockholders named therein
4.21      First Amendment to Securities Purchase Agreement, dated as of July 1, 1996, by and            *
          among the Company and certain stockholders named therein
4.22      Form of Warrant of the Company                                                                *
10.1(a)   Credit Agreement, dated as of April 22, 1998, by and among the Company,                       *
          BankBoston, N.A., as Agent, Mercantile Bank National Association, as Co-agent, the other lenders party thereto, and BancBoston Securities, Inc., as Syndication Agent
          and Arranger

10.1(b)   Amendment No. 1 to Credit Agreement, dated as of June 19, 1998, by and among the
          Company, BankBoston, N.A., as Agent, Mercantile Bank National Association, as                 ****
          Co-Agent, the other lenders party thereto, and BancBoston Securities, Inc., as
          Syndication Agent and Arranger

10.1(c)   Amendment No. 2 to Credit Agreement, dated as of May 17, 1999, by and among the
          Company, BankBoston, N.A., as Agent, Mercantile Bank National Association, as
          Co-Agent, the other lenders party thereto, and BancBoston Securities, Inc. as
          Syndication Agent and Arranger
10.2      Revolving Note in the aggregate principal amount of $19,500,000                               *
10.3      Revolving Note in the aggregate principal amount of $10,500,000                               *
10.4      Acquisition Note in the aggregate principal amount of $61,750, 000                            *
10.5      Acquisition Note in the aggregate principal amount of $33,250,000                             *
10.6(a)   Guaranty, dated as of April 22, 1998, by and among Flex-O-Lite, Inc., OSD                     *
          Envizion, Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc., American
          Allsafe Company, Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.6(b)   Guaranty, dated as of May 17, 1999,  by and between TMT-Pathway, L.L.C. and
          BankBoston, N.A., as Agent

10.7(a)   Stock Pledge Agreement, dated as of April 22, 1998, by and between the Company and            *
          BankBoston, N.A., as Agent

10.7(b)   Pledge Agreement, dated as of May 17, 1999, by and between the Company and
          BankBoston, N.A., as Agent

10.8      Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between             *
          Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.9      Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between             *
          Jackson Acquisition, Inc. and BankBoston, N.A., as Agent
10.10     Security Agreement, dated as of April 22, 1998, by and between the Company and                *
          BankBoston, N.A., as Agent

10.11(a)  Security Agreement (Subsidiaries), dated as of April 22, 1998 by and among                    *
          Flex-O-Lite, Inc., OSD Envizion, Inc., Crystaloid Technologies, Inc., Jackson
          Acquisition, Inc., American Allsafe Company, Silencio/Safety Direct, Inc. and
          BankBoston, N.A., as Agent
10.11(b)  Security Agreement (Subsidiaries), dated as of May 17, 1999, by and between
          TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.12     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between the Company and BankBoston, N.A., as Agent
10.13     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.14     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.15     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between American Life Allsafe Company and BankBoston, N.A., as Agent
10.16     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.17     Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
          by and between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.18     Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
          1998, by and between the Company and BankBoston, N.A., as Agent
10.19     Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
          1998, by and between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.20     Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
          1998, by and between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.22     Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
          1998, by and between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent


10.23(a)  Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
          1998, by and between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.23(b)  Trademark Collateral Security and Pledge Agreement, dated as of May 17, 1999, by and between TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.24     Form of Indemnification Agreement, dated as of August 16, 1995, between the                   *
          Company and its directors
10.25(a)  TJC Management Consulting Agreement, dated as of August 16, 1995, by and among,               *
          the Company, Flex-O-Lite, Inc. and TJC Management Corporation
10.25(b)  Amended and Restated TJC Management Consulting Agreement, dated as of October 21,
          1996, by and among the Company, Flex-O-Lite, Inc. and TJC Management Corporation
10.25(c)  Second Amended and Restated TJC Management  Consulting Agreement,
          dated as of April 22,  1998,  by and  between the Company and TJC
          Management Corporation

10.26     Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
          between the Company and Robert H. Elkin
10.27     Amendment to Employment Agreement, dated as of April 22, 1998, by and between the             *
          Company and Robert H. Elkin

10.28     Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
          between the Company and Christopher T. Paule
10.29     Amendment to Employment Agreement, dated as of April 22, 1998, by and between the             *
          Company and Christopher T. Paule
10.30     Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
          between Flex-O-Lite, Inc. and Allan Huning
10.31     Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
          between the Company and Mark R. Hefty
10.32     Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
          between the Company, Crystaloid Technologies, Inc. and Edward D. Surjan, Jr.
10.33     Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
          between the Company, Crystaloid Technologies, Inc. and Edward M. Stiles
10.34     Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
          between the Company, Crystaloid Technologies, Inc. and Michael A. Fout
10.35     Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
          between the Company, Crystaloid Technologies, Inc. and Gregory J. Putman
10.36     Employment and Non-Interference Agreement, dated as of April 22, 1998, by between             *
          American Allsafe Company and Lincoln M. Kennedy
10.37     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company and Robert H. Elkin
10.38     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company and Christopher T. Paule
10.39     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company and Mark R. Hefty
10.40     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company, Crystaloid Technologies, Inc. and Edward D. Surjan, Jr.
10.41     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company, Crystaloid Technologies, Inc. and Edward M. Stiles
10.42     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
          Company, Crystaloid Technologies, Inc. and Michael A. Fout
10.43(a)  Intercompany Management Consulting Agreement, dated as of August 16, 1995, by and             *
          among the Company and its subsidiaries
10.43(b)  Amended and Restated Intercompany Management Consulting Agreement, dated as of
          October 21, 1996, by and among the Company and its subsidiaries
12        Statements regarding computation of ratios
21        List of Subsidiaries of the Company
25        Statement on Form T-1 of eligibility of the Trustee under the Trust Indenture Act             *
27        Financial Data Schedule

---------------

++ The schedules and exhibits to this agreement have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementary upon the request of the Securities and Exchange Commission.

* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of the Company filed with the Securities and Exchange Commission on September 11, 1998 (Commission File No. 333-53987) and all supplements thereto.

** Incorporated by reference to the exhibits filed with the Current Report on Form 8-K of the Company with the Securities and Exchange Commission on August 6, 1998 (Commission File No. 333-53987) and all supplements thereto.

*** Incorporated by reference to the exhibits filed with the Current Report on Form 8-K of the Company with the Securities and Exchange Commission on May 21, 1999 (Commission File No. 333-53987) and all supplements thereto.

**** Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K of the Company with the Securities and Exchange Commission on March 26, 1999 (Commission File No. 333-53987) and all supplements thereto.

                                                                 Exhibit 10.1(c)

                            AMENDMENT AGREEMENT NO. 2

                                 to that certain

                 REVOLVING CREDIT AND ACQUISITION LOAN AGREEMENT

This AMENDMENT AGREEMENT NO. 2 (this "Amendment") dated as of May 17, 1999, is by and among (a) Jackson Products, Inc. (the "Borrower"), (b) the Domestic Subsidiaries (as defined in the Credit Agreement, as hereinafter defined), (c) BankBoston, N.A. and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), (d) BankBoston, N.A. as agent (the "Agent") for itself and the other Banks, and (e) Mercantile Bank National Association, as co-agent (the "Co-Agent").

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

NOW, THEREFORE, the parties hereto hereby agree as follows:

          ss.1.Defined Terms. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

          ss.2.Amendments to the Credit Agreement. The Credit Agreement is hereby amended as follows:

               (a) Amendment to ss.1.1 of the Credit Agreement. Section 1.1 of the Credit Agreement is hereby amended by inserting the following new definition in the order required by alphabetical order:

                    "Second Amendment Effective Date. May 17, 1999."

               (b) Amendment to ss.4.4 of the Credit Agreement. Section 4.4 of the Credit Agreement is hereby amended by deleting the first sentence thereof and substituting in lieu thereof the following sentence:

                    "The Acquisition Loan shall be evidenced by separate restated promissory notes of the Borrower in substantially the form of Exhibit D hereto (each an "Acquisition Note"), dated as of April 22, 1998 and amended and restated as of the Second Amendment Effective Date, if applicable, and completed with appropriate insertions."

               (c) Schedule 1 to the Credit Agreement is hereby deleted and replaced with the Schedule 1 attached hereto.

               (d) Schedule 8.3 to the Credit Agreement is hereby deleted and replaced with the Schedule 8.3 attached hereto.

               (e) Schedule 8.6 to the Credit Agreement is hereby deleted and replaced with the Schedule 8.6 attached hereto.

               (f) Schedule 8.18 to the Credit Agreement is hereby deleted and replaced with the Schedule 8.18 attached hereto.

               (g) Schedule 8.19 to the Credit Agreement is hereby deleted and replaced with Schedule 8.19 attached hereto.

               (h) Schedule 9.13 to the Credit Agreement is hereby deleted and replaced with the Schedule 9.13 attached hereto.

          ss.3.Consent   to    Acquisition.    Subject   to   the    conditions,
               representations, acknowledgments and affirmations set forth in this Amendment, the Banks hereby consent to the acquisition of the Morton Traffic Markings Division ("MTM") of Morton International, Inc. by TMT-Pathway, L.L.C. ("TMT"), a wholly-owned subsidiary of the Borrower (the "Proposed Acquisition"), pursuant to the Asset Purchase Agreement, dated as of April 20, 1999, by and between Morton International, Inc. and TMT and in the form delivered to the Agent and the Co-Agent prior to the date hereof (the "Purchase Agreement"), and waive ss.10.5.1(c)(ix) of the Credit Agreement with respect to the Proposed Acquisition, provided that the aggregate purchase price of the Proposed Acquisition shall not exceed $38,000,000. The Banks' consent given herein is limited strictly to its terms and shall apply only to the specific provisions described herein. The consent contained herein shall not extend to or affect any other obligations of the Borrower or its Subsidiaries contained in the Credit Agreement or any other Loan Documents and shall not impair or prejudice any rights consequent thereon.

          ss.4.Affirmation and  Acknowledgment  of the Borrower and the Domestic
               Subsidiaries. The Borrower and each of the Domestic Subsidiaries hereby affirm and acknowledge to the Banks as follows:

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

               (b) Each of the Domestic Subsidiaries hereby acknowledges the provisions of this Amendment and hereby reaffirms its absolute and unconditional guaranty of the Borrower's payment and performance of the Obligations as more fully described in the Guaranty to which it is a party. Each of the Domestic Subsidiaries hereby confirms that its obligations under the Guaranty are and remain secured pursuant to the Security Documents to which it is a party.

          ss.5.Representations and Warranties. The Borrower hereby represents and warrants to the Banks as follows:

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

               (b)  This  Amendment and the Credit  Agreement as amended  hereby constitute legal, valid and binding obligations of the Borrower and each Domestic Subsidiary, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

               (c) Other than approvals or consents which have been obtained, no approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by the Borrower or any Domestic Subsidiary of this Amendment or the Credit Agreement as amended hereby.

               (d) The representations and warranties contained in ss.8 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by this Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date.

               (e) The Borrower and each Domestic Subsidiary has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

          ss.6.Effectiveness. This Amendment shall be deemed to be effective as of May 14, 1999, subject to:

               (a) the delivery to the Agent, the Co-Agent and the Banks by (or on behalf of) the Borrower and the Domestic Subsidiaries, contemporaneously with the execution hereof, of the following documents, each in form and substance satisfactory to the Agent, the Co-Agent and the Banks:

                    (i) this Amendment signed by the Borrower, the Domestic Subsidiaries, the Agent, the Co-Agent and each of the Banks;

                    (ii) Amended and  Restated  Acquisition  Notes  executed and delivered by the Borrower in favor of each of BankBoston, N.A., Mercantile Bank National Association, Antares Leveraged Capital Corp., Comerica Bank, Key Corporate Capital, Inc. and Deutsche Financial Services Corporation;

                    (iii)certificates of an appropriate  officer of the Borrower and each of the Domestic Subsidiaries, dated as of the date hereof, (i) certifying that the charter documents and by-laws have not been amended since April 22, 1998 (or attaching the same if amended), (ii) and attaching the corporate actions authorizing the execution, delivery, and performance of this Amendment, the Amended and Restated Acquisition Notes and the other Loan Documents, as applicable, and (iii) certifying the incumbency and signatures of the officers of the Borrower and each Domestic Subsidiary authorized to sign this Amendment on behalf of such entity;

                    (iv) legal existence and good standing  certificates  issued by the appropriate public officials as to the Borrower and each Domestic Subsidiary, and such other certificates, documents, or instruments with respect to this Amendment and the other Loan Documents as the Agent, the Co-Agent or the Banks may reasonably request;

                    (v) a legal opinion from Mayer, Brown & Platt, in form and substance satisfactory to the Agent and the Co-Agent, issued in connection with this Amendment and the other Loan Documents as the Agent, the Co-Agent and the Banks may reasonably request;

                    (vi) a Guaranty, dated the date hereof, duly executed by TMT in favor of the Agent, pursuant to which TMT guaranties to the Banks, the Agent and the Co-Agent the payment and the performance of the Obligations;

                    (vii)a  Security  Agreement,  dated  the date  hereof,  duly executed by TMT in favor of the Agent, pursuant to which TMT grants to the Banks, the Agent and the Co-Agent a security interest in all of the assets of TMT, whether now owned or hereafter acquired;

                    (viii) a  Pledge  Agreement,  dated  the date  hereof,  duly executed by the Borrower in favor of the Agent, pursuant to which the Borrower pledges, grants and assigns to the Agent all of its right, title and interest in and to its membership interests in TMT;

                    (ix) a Trademark  Assignment,  dated the date  hereof,  duly executed by TMT in favor of the Agent, pursuant to which TMT grants to the Banks, the Agent and the Co-Agent a security interest in all of the Pledged Trademarks (as defined in the Trademark Assignment);

                    (x) a Collateral Assignment of Acquisition Documents, dated the date hereof, duly executed by TMT in favor of the Agent, pursuant to which TMT pledges, assigns and grants to the Agent a security interest in all of its right, title and interest in the Purchase Agreement and all agreements and documents required to be executed or delivered in connection therewith;

                    (xi) a Perfection  Certificate,  dated the date hereof, duly executed by TMT and all other documentation required to grant the Agent a first priority perfected lien in all of the assets acquired pursuant to the Proposed Acquisition, each in form and substance satisfactory to the Agent and the Banks;

                    (xii)evidence,  in form and  substance  satisfactory  to the
                         Agent and the Co-Agent, that all consents and approvals necessary to complete the Proposed Acquisition and the transactions contemplated hereby, including but not limited to all consents and approvals contemplated by ss.7.5 of the Purchase Agreement, have been obtained;

                    (xiii) a Solvency  Certificate,  dated the date hereof, from each of the Borrower and TMT;

                    (xiv)a Borrowing  Base Report,  dated the date hereof,  from the Borrower;

                    (xv) an  executed  copy of the  Purchase  Agreement  and all agreements and documents required to be executed or delivered in connection therewith; and

                    (xvi)the  Borrower  shall  have  paid  a fee  pursuant  to a letter agreement dated as of the Second Amendment Effective Date.

               (b)  the completion of the following acts:

                    (i) within five (5) days after the completion of the Proposed Acquisition, the delivery of certificates of insurance with the Agent and the Co-Agent listed as Additional Insured and Loss Payee from an independent insurance broker, identifying insurers, types of insurance, insurance limits, and policy terms, and otherwise describing the insurance obtained in accordance with the provisions of the TMT Security Agreement and sound business practices, and certified copies of all policies evidencing such insurance (or certificates therefor signed by the insurer or an agent authorized to bind the insurer);

                    (ii) TMT shall deliver to the Agent and the Co-Agent  within sixty (60) days after the closing of the Proposed Acquisition, a Mortgage for any Real Estate acquired pursuant to the Purchase Agreement together with the legal opinion of Gallop, Johnson & Neuman, L.C. as to such Mortgaged Property and any local counsel opinions as are reasonably requested by the Agent and the Co-Agent; and

                    (iii)TMT shall use its best  efforts to deliver to the Agent and the Co-Agent within sixty (60) days after the closing of the Proposed Acquisition, Landlord Waivers for 2490 Ewald Avenue SE, Salem, Oregon and 1044 Richmond Street, Los Angeles, California; and

                    (iv) TMT shall,  within  ten (10) days after the  closing of the Proposed Acquisition, take all such steps, in each case, as shall be reasonably necessary or advisable, in the reasonable opinion of the Agent, to grant to the Agent, for the benefit of the Banks and the Agent, a first priority perfected security interest in each item of Collateral which is subject to a certificate of title registration.

          ss.7. Miscellaneous Provisions.

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

                  [Remainder of Page Left Intentionally Blank]

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

                                                     JACKSON PRODUCTS, INC.

                                                     By:_______________________
                                                     Title:

                                                     FLEX-O-LITE, INC.

                                                     By:_______________________
                                                     Title:

                                                     TMT-PATHWAY, L.L.C.

                                                     By:_______________________
                                                     Title:

                                                     OSD ENVIZION, INC.

                                                     By:_______________________
                                                     Title:

                                                     CRYSTALOID TECHNOLOGIES,
                                                     INC.

                                                     By:_______________________
                                                     Title:

                                                     AMERICAN ALLSAFE COMPANY

                                                     By:_______________________
                                                     Title:

                                                     SILENCIO/SAFETY DIRECT,
                                                     INC.

                                                     By:_______________________
                                                     Title:

                                                     KEDMAN COMPANY

                                                     By:_______________________
                                                     Title:


                                                     BANKBOSTON, N.A.,
                                                     individually and as Agent


                                                     By:_______________________
                                                     Title:

                                                     MERCANTILE BANK NATIONAL
                                                     ASSOCIATION, individually
                                                     and as Co-Agent

                                                     By:_______________________
                                                     Title:

                                                     FLEET  CAPITAL  CORPORATION
                                                     (f/k/a    Sanwa    Business
                                                     Credit Corp.)

                                                     By:_______________________
                                                     Title:



                                                     BHF-BANK AKTIENGESELLSCHAFT



                                                     By:_______________________
                                                     Title:



                                                     ANTARES LEVERAGED CAPITAL
                                                     CORP.

                                                     By:_______________________
                                                     Title:


                                                     COMERICA BANK

                                                     By:_______________________
                                                     Title:


                                                     FLEET NATIONAL BANK



                                                     By:_______________________
                                                     Title:



                                                     PARIBAS

                                                     By:_______________________
                                                     Title:





                                                     By:_______________________
                                                     Title:



                                                     FIRST SOURCE FINANCIAL LLP
                                                     by First Source Financial
                                                     Inc.,as Agent/Manager



                                                     By:_______________________
                                                     Title:



                                                     KEY CORPORATE CAPITAL INC.



                                                     By:_______________________
                                                     Title:



                                                     DEUTSCHE FINANCIAL
                                                     SERVICES CORPORATION



                                                     By:_______________________
                                                     Title:

                                                                 Exhibit 10.6(b)
                                    GUARANTY

GUARANTY, dated as of May 17, 1999, by TMT-Pathway, l.l.c., a Delaware limited liability company (the "Guarantor") in favor of (a) BANKBOSTON, N.A., a national banking association, as agent (hereinafter, in such capacity, the "Agent") for itself and the other lending institutions (hereinafter, collectively, the "Banks") which are or may become parties to the Revolving Credit and Acquisition Loan Agreement dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), among JACKSON PRODUCTS, INC., a Delaware corporation (the "Borrower"), the Banks, the Agent and MERCANTILE BANK NATIONAL ASSOCIATION as Co-Agent and (b) each of the Banks.

WHEREAS, the Borrower and the Guarantor are members of a group of related corporations, the success of any one of which is dependent in part on the success of the other members of such group;

WHEREAS, the Borrower has requested that the Agent and the Banks amend certain provisions of the Credit Agreement;

WHEREAS, upon the terms and subject to the conditions contained in Amendment Agreement No. 2 dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries (as defined in the Credit Agreement), the Banks, the Agent and the Co-Agent, the Agent, the Co-Agent and the Banks are willing to amend such provisions of the Credit Agreement;

WHEREAS, the Guarantor expects to receive substantial direct and indirect benefits from further extensions of credit to the Borrower by the Banks pursuant to the Credit Agreement (which benefits are hereby acknowledged);

WHEREAS, it is a condition precedent to the Banks entering into the Second Amendment that TMT execute and deliver to the Agent, for the benefit of the Banks and the Agent, a guaranty substantially in the form hereof; and

WHEREAS, the Guarantor wishes to guaranty the Borrower's Obligations to the Banks and the Agent under or in respect of the Credit Agreement as provided herein;

NOW, THEREFORE, the Guarantor hereby agrees with the Banks and the Agent as follows:

     1. Definitions. The term "Obligations" and all other capitalized terms used herein without definition shall have the respective meanings provided therefor in the Credit Agreement.

     2. Guaranty of Payment and Performance. The Guarantor hereby guarantees to the Banks and the Agent the full and punctual payment when due (whether at stated maturity, by required prepayment, by acceleration or otherwise), as well as the performance, of all of the Obligations including all such which would become due but for the operation of the automatic stay pursuant to ss.362(a) of the Federal Bankruptcy Code and the operation of ss.ss.502(b) and 506(b) of the Federal Bankruptcy Code. This Guaranty is an absolute, unconditional and continuing guaranty by the Guarantor of the full and punctual payment and performance of all of the Obligations and not of their collectibility only and is in no way conditioned upon any requirement that the Agent or any Bank first attempt to collect any of the Obligations from the Borrower or resort to any collateral security or other means of obtaining payment. Should the Borrower default in the payment or performance of any of the Obligations, the obligations of the Guarantor hereunder with respect to such Obligations in default shall, upon demand by the Agent, become immediately due and payable to the Agent, for the benefit of the Banks and the Agent, without demand or notice of any nature, all of which are expressly waived by the Guarantor. Payments by the Guarantor hereunder may be required by the Agent on any number of occasions. All payments by the Guarantor hereunder shall be made to the Agent, in the manner and at the place of payment specified therefor in the Credit Agreement, for the account of the Banks and the Agent and shall be made without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by the United States or any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Guarantor is compelled by law to make such deduction or withholding.

     3. Guarantor's Agreement to Pay Enforcement Costs, etc. The Guarantor further agrees, as the principal obligor and not as a guarantor only, to pay to the Agent, on demand, all costs and expenses (including court costs and reasonable legal expenses) incurred or expended by the Agent or any Bank in connection with the Obligations, this Guaranty and the enforcement thereof, together with interest on amounts recoverable under this ss.3 from the time when such amounts become due until payment, whether before or after judgment, at the rate of interest for overdue principal set forth in the Credit Agreement, provided that if such interest exceeds the maximum amount permitted to be paid under applicable law, then such interest shall be reduced to such maximum permitted amount.

     4. Waivers by Guarantor; Bank's Freedom to Act. The Guarantor agrees that the Obligations will be paid and performed strictly in accordance with their respective terms, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Agent or any Bank with respect thereto. The Guarantor waives promptness, diligences, presentment, demand, protest, notice of acceptance, notice of any Obligations incurred and all other notices of any kind, all defenses which may be available by virtue of any valuation, stay, moratorium law or other similar law now or hereafter in effect, any right to require the marshalling of assets of the Borrower or any other entity or other person primarily or secondarily liable with respect to any of the Obligations, and all suretyship defenses generally. Without limiting the generality of the foregoing, the Guarantor agrees to the provisions of any instrument evidencing, securing or otherwise executed in connection with any Obligation and agrees that the obligations of the Guarantor hereunder shall not be released or discharged, in whole or in part, or otherwise affected by (a) the failure of the Agent or any Bank to assert any claim or demand or to enforce any right or remedy against the Borrower or any other entity or other person primarily or secondarily liable with respect to any of the Obligations; (b) any extensions, compromise, refinancing, consolidation or renewals of any Obligation;
          (c) any change in the time, place or manner of payment of any of the Obligations or any rescissions, waivers, compromise, refinancing, consolidation or other amendments or modifications of any of the terms or provisions of the Credit Agreement, the Notes, the other Loan Documents or any other agreement evidencing, securing or otherwise executed in connection with any of the Obligations, (d) the addition, substitution or release of any entity or other person primarily or secondarily liable for any Obligation; (e) the adequacy of any rights which the Agent or any Bank may have against any collateral security or other means of obtaining repayment of any of the Obligations; (f) the impairment of any collateral securing any of the Obligations, including without limitation the failure to perfect or preserve any rights which the Agent or any Bank might have in such collateral security or the substitution, exchange, surrender, release, loss or destruction of any such collateral security; or (g) any other act or omission which might in any manner or to any extent vary the risk of the Guarantor or otherwise operate as a release or discharge of the Guarantor, all of which may be done without notice to the Guarantor. To the fullest extent permitted by law, the Guarantor hereby expressly waives any and all rights or defenses arising by reason of (i) any "one action" or "anti-deficiency" law which would otherwise prevent the Agent or any Bank from bringing any action, including any claim for a deficiency, or exercising any other right or remedy (including any right of set-off), against the Guarantor before or after the Agent's or such Bank's commencement or completion of any foreclosure action, whether judicially, by exercise of power of sale or otherwise, or (ii) any other law which in any other way would otherwise require any election of remedies by the Agent or any Bank.

     5. Unenforceability of Obligations Against Borrower. If for any reason the Borrower has no legal existence or is under no legal obligation to discharge any of the Obligations, or if any of the Obligations have become irrecoverable from the Borrower by reason of the Borrower's insolvency, Bankruptcy or reorganization or by other operation of law or for any other reason, this Guaranty shall nevertheless be binding on the Guarantor to the same extent as if the Guarantor at all times had been the principal obligor on all such Obligations. In the event that acceleration of the time for payment of any of the Obligations is stayed upon the insolvency, Bankruptcy or reorganization of the Borrower, or for any other reason, all such amounts otherwise subject to acceleration under the terms of the Credit Agreement, the Notes, the other Loan Documents or any other agreement evidencing, securing or otherwise executed in connection with any Obligation shall be immediately due and payable by the Guarantor.

     6.   Subrogation; Subordination.

          6.1. Waiver of Rights Against Borrower. Until the final payment and performance in full of all of the Obligations, the Guarantor shall not exercise and the Guarantor hereby waives any rights against the Borrower arising as a result of payment by the Guarantor hereunder, by way of subrogation, reimbursement, restitution, indemnification, contribution or otherwise (including without limitation, all rights and defenses that are or may become available to the Guarantor by reason of Sections 2787 to 2855, inclusive, of the California Civil Code), and will not prove any claim in competition with the Agent or any Bank in respect of any payment hereunder in any Bankruptcy, insolvency or reorganization case or proceedings of any nature; the Guarantor will not claim any setoff, recoupment or counterclaim against the Borrower in respect of any liability of the Guarantor to the Borrower; and the Guarantor waives any benefit of and any right to participate in any collateral security which may be held by the Agent or any Bank.

          6.2. Additional Waiver of Rights. The Guarantor waives all rights and defenses that it may have because the Obligations are now, or hereinafter will be, secured by real property. This means, among other things, that (a) the Agent may collect from the Guarantor without first foreclosing on any real or personal property collateral pledged by the Borrower, and (b) if the Agent forecloses on any real property collateral pledged by the Borrower to secure the Obligations, (i) the amount of the outstanding Obligations may be reduced only by the price for which such real property collateral is sold at the foreclosure sale, even if such real property collateral is worth more than the sale price, and (ii) the Agent may collect from the Guarantor even if the Agent, by foreclosing on the real property collateral, has destroyed any right the Guarantor may have to collect from the Borrower. This is an unconditional and irrevocable waiver of any rights and defenses the Guarantor may have because the Obligations are secured by real property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 580b, 580d, or 726 of the California Code of Civil Procedure. The Guarantor waives all rights and defenses arising out of an election of remedies by the Agent, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, has destroyed the Guarantor's rights of subrogation and reimbursement against the Borrower by the operation of
               Section 580d of the California Code of Civil Procedure or otherwise.

          6.3. Subordination. The payment of any amounts due with respect to any indebtedness of the Borrower for money borrowed or credit received  now or  hereafter  owed  to  the  Guarantor  is  hereby subordinated to the prior payment in full of all of the Obligations. The Guarantor agrees that, after the occurrence of any default in the payment or performance of any of the Obligations, the Guarantor will not demand, sue for or otherwise attempt to collect any such indebtedness of the Borrower to the Guarantor until all of the Obligations shall have been paid in full. If, notwithstanding the foregoing sentence, the Guarantor shall collect, enforce or receive any amounts in respect of such indebtedness while any Obligations are still outstanding, such amounts shall be collected, enforced and received by the Guarantor as trustee for the Banks and the Agent and be paid over to the Agent, for the benefit of the Banks and the Agent, on account of the Obligations without affecting in any manner the liability of the Guarantor under the other provisions of this Guaranty.

          6.4. Provisions Supplemental. The provisions of this ss.6 shall be supplemental to and not in derogation of any rights and remedies of the Banks and the Agent under any separate subordination agreement which the Agent may at any time and from time to time enter into with the Guarantor for the benefit of the Banks and the Agent.

     7. Security; Setoff. The Guarantor grants to each of the Agent and the Banks, as security for the full and punctual payment and performance of all of the Guarantor's obligations hereunder, a continuing lien on and security interest in all securities or other property belonging to the Guarantor now or hereafter held by the Agent or such Bank and in all deposits (general or special, time or demand, provisional or final) and other sums credited by or due from the Agent or such Bank to the Guarantor or subject to withdrawal by the Guarantor. Regardless of the adequacy of any collateral security or other means of obtaining payment of any of the Obligations, each of the Agent and the Banks is hereby authorized at any time and from time to time, without notice to the Guarantor (any such notice being expressly waived by the Guarantor) and to the fullest extent permitted by law, to set off and apply such deposits and other sums against the obligations of the Guarantor under this Guaranty, whether or not the Agent or such Bank shall have made any demand under this Guaranty and although such obligations may be contingent or unmatured.

     8. Further Assurances. The Guarantor agrees that it will from time to time, at the request of the Agent, do all such things and execute all such documents as the Agent may consider necessary or desirable to give full effect to this Guaranty and to perfect and preserve the rights and powers of the Banks and the Agent hereunder. The Guarantor acknowledges and confirms that the Guarantor itself has established its own adequate means of obtaining from the Borrower on a continuing basis all information desired by the Guarantor concerning the financial condition of the Borrower and that the Guarantor will look to the Borrower and not to the Agent or any Bank in order for the Guarantor to keep adequately informed of changes in the Borrower's financial condition.

     9. Termination; Reinstatement. This Guaranty shall remain in full force and effect until the Agent is given written notice of the Guarantor's intention to discontinue this Guaranty, notwithstanding any intermediate or temporary payment or settlement of the whole or any part of the Obligations. No such notice shall be effective unless received and acknowledged by an officer of the Agent at the address of the Agent for notices set forth in ss.21 of the Credit Agreement. No such notice shall affect any rights of the Agent or any Bank hereunder, including without limitation the rights set forth in ss.ss.4 and 6, with respect to any Obligations incurred or accrued prior to the receipt of such notice or any Obligations incurred or accrued pursuant to any contract or commitment in existence prior to such receipt, including, without limitation the Credit Agreement and the Notes. This Guaranty shall continue to be effective or be reinstated, notwithstanding any such notice, if at any time any payment made or value received with respect to any Obligation is rescinded or must otherwise be returned by the Agent or any Bank upon the insolvency, Bankruptcy or reorganization of the Borrower, or otherwise, all as though such payment had not been made or value received.

     10. Successors and Assigns. This Guaranty shall be binding upon the Guarantor, its successors and assigns, and shall inure to the benefit of the Agent and the Banks and their respective successors, transferees and assigns. Without limiting the generality of the foregoing sentence, each Bank may assign or otherwise transfer the Credit Agreement, the Notes, the other Loan Documents or any other agreement or note held by it evidencing, securing or otherwise executed in connection with the Obligations, or sell participations in any interest therein, to any other entity or other person, and such other entity or other person shall thereupon become vested, to the extent set forth in the agreement evidencing such assignment, transfer or participation, with all the rights in respect thereof granted to such Bank herein, all in accordance with ss.20 of the Credit
          Agreement. The Guarantor may not assign any of its obligations hereunder.

     11. Amendments and Waivers. No amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom shall be effective unless the same shall be in writing and signed by the Agent. No failure on the part of the Agent or any Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right.

     12. Notices. All notices and other communications called for hereunder shall be made in writing and, unless otherwise specifically provided herein, shall be deemed to have been duly made or given when delivered by hand or mailed first class, postage prepaid, or, in the case of telegraphic or telexed notice, when transmitted, answer back received, addressed as follows: if to a Guarantor, at the address set forth beneath its signature hereto, and if to the Agent, at the address for notices to the Agent set forth in ss.20 of the Credit Agreement, or at such address as either party may designate in writing to the other.

     13. Governing Law; Consent to Jurisdiction. THE GUARANTY IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT AND SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS. The Guarantor agrees that any suit for the enforcement of this Guaranty may be brought in the courts of The Commonwealth of Massachusetts or any federal court sitting therein and consents to the nonexclusive jurisdiction of such court and to service of process in any such suit being made upon the Guarantor by mail at the address specified by reference in ss.12. The Guarantor hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit was brought in an inconvenient court.

     14. Waiver of Jury Trial. THE GUARANTOR HEREBY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS GUARANTY, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THE PERFORMANCE OF ANY OF SUCH RIGHTS OR OBLIGATIONS. Except as prohibited by law, the Guarantor hereby waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. The Guarantor (a) certifies that neither the Agent or any Bank nor any representative, agent or attorney of the Agent or any Bank has represented, expressly or otherwise, that the Agent or any Bank would not, in the event of litigation, seek to enforce the foregoing waivers and (b) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which the Agent or any Bank is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.14.

     15. Miscellaneous. This Guaranty constitutes the entire agreement of the Guarantor with respect to the matters set forth herein. The rights and remedies herein provided are cumulative and not exclusive of any remedies provided by law or any other agreement, and this Guaranty shall be in addition to any other guaranty of or collateral security for any of the Obligations. The invalidity or unenforceability of any one or more sections of this Guaranty shall not affect the validity or enforceability of its remaining provisions. Captions are for the ease of reference only and shall not affect the meaning of the relevant provisions. The meanings of all defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined.

IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be executed and delivered as of the date first above written.

                                                     TMT-PATHWAY, L.L.C.



                                                     By: ______________________
                                                     Name:
                                                     Title:

                                                     Address:
                                                     ______________________
                                                     ______________________

                                                                 Exhibit 10.7(c)

                                PLEDGE AGREEMENT

PLEDGE AGREEMENT (this "Agreement"), dated as of May 17, 1999, between JACKSON PRODUCTS, INC. a Delaware corporation (the "Pledgor") in favor of BANKBOSTON, N.A., a national banking association, as agent (hereinafter, in such capacity, the "Agent") for itself and the other lending institutions (hereinafter, collectively, the "Banks") which are or may become parties to a Revolving Credit and Acquisition Loan Agreement dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), among the Pledgor, the Banks and the Agent.

WHEREAS, the Pledgor is the legal and beneficial owner of certain units of the outstanding membership interests in TMT-Pathway, L.L.C. (the "Company");

WHEREAS, pursuant to the terms of the Credit Agreement, the Banks have, upon the terms and subject to the conditions contained therein, agreed to make loans to the Pledgor; and

WHEREAS, it is a condition precedent to the Banks making any further loans to the Pledgor under the Credit Agreement that the Pledgor execute and deliver to the Agent, for the benefit of the Banks and the Agent, a pledge agreement in substantially the form hereof;

NOW, THEREFORE, in consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.   DEFINITIONS.

          All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Credit Agreement. All terms defined in the Uniform Commercial Code of the Commonwealth of Massachusetts and used herein shall have the same definitions herein as specified therein. The following terms shall have the following meanings herein:

               Agent. See preamble.

               Banks. See preamble.

               Cash Collateral. Seess.4.2.

               Cash Collateral Account. Seess.4.2.

               Collateral. The Pledged Interests, the Cash Collateral, the Cash Collateral Account, and all other property now or hereafter pledged or assigned to the Agent by the Pledgor hereunder, and all income therefrom, increases therein and proceeds thereof.

               Company. See preamble.

               Credit Agreement. See preamble.

               Event of Default. Seess.5.

               Operating Agreement. The Limited Liability Company Agreement of TMT-Pathway, L.L.C. dated as of February 11, 1999 (the "Operating Agreement").

               Pledged Interests. Seess.2.1 hereof.

               Pledgor. See preamble.

               Time Deposits. Seess.4.2.

     2.   PLEDGE OF MEMBERSHIP INTERESTS.

          2.1. Grant of Security Interest. The Pledgor hereby pledges, grants a security interest in, mortgages, and collaterally assigns and transfers to the Agent, for the benefit of the Banks and the Agent, as security for the payment and performance in full when due of all of the Obligations, all the right, title and interest of the Pledgor in and to the Pledgor's membership interests in the Company, wherever located and whether now owned or hereafter acquired or arising, including, without limitation, (i) all payments or distributions, whether in cash, property or otherwise, at any time owing or payable to the Pledgor on account of its interest as a member in the Company or in the nature of a management, investment banking or other fee paid or payable by the Company to the Pledgor, (ii) all of the Pledgor's rights and interests under the Operating Agreement, including all voting and management rights and all rights to grant or withhold consents or approvals, (iii) all rights of access and inspection to and use of all books and records, including computer software and computer software programs, of the Company, (iv) all other rights, interests, property or claims to which the Pledgor may be entitled in its capacity as a member of the Company, and (v) all proceeds and products of any of the foregoing (all of the foregoing rights, title and interest described in the foregoing clauses (i) through (v) being herein referred to collectively as the "Pledged Interests").

          2.2. Pledge of Cash Collateral Account. The Pledgor also hereby pledges and assigns to the Agent, for the benefit of the Banks and the Agent, and grants to the Agent, for the benefit of the Banks and the Agent, a security interest in, the Cash Collateral Account and all of the Cash Collateral, subject to the terms of this Agreement.

          2.3. Waiver of Certain Operating Agreement Provisions. The Pledgor irrevocably waives any and all provisions of the Operating Agreement that (i) prohibit, restrict, condition or otherwise affect the grant hereunder of any lien, security interest or encumbrance on any of the Collateral or any enforcement action which may be taken in respect of any such lien, security interest or encumbrance, or (ii) otherwise conflict with the terms of this Agreement.

     3.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF PLEDGOR.

          3.1. Representations and Warranties. The Pledgor hereby represents and warrants to, Agent, for the benefit of the Banks and the Agent, as follows:

               (a) The Operating Agreement is in full force and effect; the Pledgor is a duly constituted member of the Company pursuant to the Operating Agreement; the persons and entities listed as members in the Operating Agreement are the only members of the Company as of the date hereof; and the Pledged Interests are validly issued, non-assessable and fully paid membership interests in the Company.

               (b) The Pledgor has full right, power and authority to make this Agreement (including the provisions enabling the Agent or its nominee, upon the occurrence of an Event of Default, to exercise the voting or other rights provided for herein), under the Operating Agreement and under applicable law, without the consent, approval or authorization of, or notice to, any other person, including any regulatory authority or any person having any interest in the Company, other than any consents to this Agreement required to be given by the other members under the Operating Agreement, which consents, if any, have been duly received.

               (c) The execution, delivery, and performance of this Agreement and the transactions contemplated hereby (i) have been duly authorized by all necessary membership or other proceedings on behalf of the Pledgor, (ii) do not conflict with or result in any breach or contravention of any applicable law, regulation, judicial order or decree to which such Pledgor is subject, (iii) do not conflict with or violate any provision of the operating agreement of the Pledgor or other organizational document of the Pledgor, and (iv) do not violate, conflict with, constitute a default or event of default under, or result in any rights to accelerate or modify any obligations under any agreement, instrument, lease, mortgage or indenture to which such Pledgor is party or subject, or to which any of its assets are subject.

               (d) This Agreement has been duly executed and delivered by the Pledgor and is the legal, valid, and binding obligation of the Pledgor enforceable against it in accordance with the terms hereof except as enforceability is limited by bankruptcy, insolvency, reorganization, moratorium, or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any case or proceeding therefor may be brought.

               (e) The Pledgor is the sole, direct, legal and beneficial owner of all Pledged Interests, which Pledged Interests consist of all membership interests, and has good and marketable title thereto, free and clear of any lien, security interest, mortgage or other encumbrance, other than the liens and security interest granted to the Agent, for the benefit of the Banks and the Agent, hereunder; and the liens and security interests hereunder constitute valid and perfected first priority liens and security interests.

               (f) The Pledgor's principal place of business, chief executive office, and the place where its records concerning the Collateral are kept are located at those places identified in ss.20 of the Credit Agreement.

               (g) The Pledgor has no obligation outstanding as of the date of this Agreement to make any contribution, capital call or other payment to the Company with respect to the Pledged Interests.

               (h) The copy of the Operating Agreement attached hereto as Exhibit A is a true, correct, and complete copy thereof, and the Operating Agreement has not been amended or modified in any respect, except for such amendments or modifications as are attached to the copy thereof delivered to the Agent.

               (i) The membership interest of the Pledgor in the Company is not evidenced by any certificate issued by the Company.

          3.2. Covenants. The Pledgor covenants to the Agent as follows:

               (a) The Pledgor will not permit or agree to any amendment or modification of the Operating Agreement as in effect on the date hereof (or other governing document with respect to the Pledged Interests), or waive any rights or benefits under the Operating Agreement (or such other governing document), without the prior written consent of the Majority Banks; provided, that, subject to the provisions of this Agreement and each of the other Loan Documents, so long as 100% of the issued and outstanding membership or other equity interests of the Company shall be pledged in favor of the Agent, for the benefit of the Banks and the Agent, and so long as no Event of Default shall have occurred and be continuing or would result after giving effect thereto, the Pledgor may agree to amend the Operating Agreement solely to the extent necessary to provide for the issuance by the Company of additional membership interests.

               (b) Without the prior written consent of the Majority Banks, and except as expressly permitted pursuant to the Credit Agreement, the Pledgor will not sell, dispose of or assign, beneficially or of record, or grant, create, permit or suffer any lien or encumbrance on, any of the Pledged Interests, or withdraw as a member of the Company.

               (c) Without the prior written consent of the Majority Banks, the Pledgor shall not cast any vote or give or grant any consent, waiver or ratification or take any other action which could reasonably be expected to (i) have the result of materially and adversely affecting any of the Agent's or the Banks' rights under this Agreement or under any of the other Loan Documents, (ii) violate the terms of this Agreement or any of the other Loan Documents, which violation could reasonably  be expected to have a Material  Adverse  Effect,
                    (iii) have the effect of impairing the validity, perfection or priority of the security interest of the Agent, for the benefit of the Banks and the Agent, in any manner whatsoever, or (iv) cause an Event of Default.

               (d) The Pledgor will comply with all laws, regulations, judicial orders or decrees applicable to the Collateral or any portion thereof, and perform and observe its duties under the Operating Agreement or other governing documents with respect to the Pledged Interests.

               (e) The Pledgor will (i) keep and maintain at its own cost and expense at its principal place of business satisfactory and complete records of the Collateral including a record of all payments received and all other dealings of a material nature with the Collateral, and (ii) mark its books and records pertaining to the Collateral and its books and records kept in its jurisdiction of organization to evidence this Agreement and the liens and security interests granted hereby.

               (f) The Pledgor will pay promptly when due any taxes, assessments, and governmental charges or levies imposed upon the Collateral or in respect of its income or profits therefrom, as well as all claims of any kind, in the manner set forth in the Credit Agreement.

               (g) The Pledgor will advise the Agent promptly, in reasonable detail, and in the manner set forth in the Credit Agreement, of (i) any lien, charge, claim or other encumbrance made or asserted against any of the Collateral; (ii) any material change in the composition of the Collateral; (iii) the occurrence of any other event or condition which to its knowledge would have a material effect on the validity, perfection or priority of the liens and security interests granted hereunder; and (iv) any bankruptcy or litigation case or proceeding relating to any of the Collateral.

               (h) The Pledgor will not (i) change its principal place of business or chief executive office or the location of the records concerning the Collateral without giving prior written notice to the Agent and taking such actions as may be necessary or appropriate in the reasonable opinion of the Agent duly to perfect and continue the perfection of the Agent's first priority lien and security interest, for the benefit of the Banks and the Agent, in the Collateral pursuant to the laws of any jurisdiction into which such place of business, chief executive office, or records is or are transferred, and (ii) change its name, identity, or organizational structure in any matter that might make any financing statement filed hereunder misleading or invalid unless the Pledgor shall have notified the Agent thereof and taken all such actions as may be necessary or appropriate in the reasonable opinion of the Agent to make any financing statement filed in favor of the Agent not misleading or invalid.

               (i) The Pledgor shall do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence, the power and authority of the Pledgor to own its property and carry on its business, the qualification of the Pledgor to do business in its jurisdiction of organization, and the qualification of the Pledgor to do business in each other jurisdiction where such qualification is necessary except where the failure so to qualify would not have a material adverse effect on the rights and interests of the Agent or any of the Banks hereunder.

     4.   RIGHTS OF AGENT.

          4.1. Agent Appointed Attorney-in-Fact. The Pledgor hereby irrevocably constitutes and appoints the Agent, its successors and assigns, its true and lawful attorney-in-fact, with full power and authority and with full power of substitution, at the expense of the Pledgor, either in the Agent's own name or in the name of the Pledgor, at any time and from time to time, in each case as the Agent in its sole discretion may determine (i) to execute, deliver and file financing statements with respect hereof and to execute, deliver and file amendments to and continuations of such financing statements as the Agent may deem necessary or appropriate, and (ii) upon the occurrence and during the continuance of an Event of Default:

               (A)  to take any action and  execute  any  instruments  that such
                    attorney-in-fact   may  deem   necessary   or  advisable  to
                    accomplish the purposes hereof;

               (B) to ask, demand, collect, receive, receipt for, sue for, compound, and give acquittance for any and all sums or properties that may be or become due, payable, or distributable in respect of the Collateral or that constitute a part thereof, with full power to settle, adjust, or compromise any claim thereunder or therefor as fully as the Pledgor could do;

               (C) to endorse or sign the name of the Pledgor on all instruments given in payment or in part payment thereof and all documents of satisfaction, discharge, or receipt required or requested in connection therewith; and

               (D) to file or take any action or institute any case or proceeding that the Agent may deem necessary or appropriate to collect or otherwise realize upon any or all of the Collateral, or effect a transfer thereof, or that may be necessary or appropriate to protect and preserve the right, title, and interest of the Agent, for the benefit of the Banks and the Agent, in and to the Collateral and the security intended to be afforded hereby.

          4.2. Cash Collateral Account. Unless applied by the Agent to Obligations then due and payable, all sums of money that are paid to the Agent pursuant to this Agreement shall be deposited into an interest bearing account with the Agent or another financial institution selected by the Agent in its sole discretion (the "Cash Collateral Account"). Some or all of the funds from time to time in the Cash Collateral Account may be invested in time deposits, including certificates of deposit issued by the Agent or another financial institution selected by the Agent in its sole discretion (such certificates of deposit or other time deposits being hereinafter referred to, collectively, as "Time Deposits") that are satisfactory to the Agent, provided, in any such case, arrangements satisfactory to the Agent are made to perfect, and to ensure the first priority of, its lien and security interest in such Time Deposits. Interest earned on the Cash Collateral Account and on the Time Deposits, and the principal of the Time Deposits at maturity that is not invested in new Time Deposits, shall be deposited in the Cash Collateral Account. The Cash Collateral Account, all sums from time to time standing to the credit of the Cash Collateral Account, any and all Time Deposits, any and all instruments or other writings evidencing Time Deposits, and any and all proceeds of any thereof are hereinafter referred to as the "Cash Collateral."

          4.3. Distributions, Conversion, Voting, etc. So long as no Event of Default shall have occurred and be continuing and to the extent permitted under the Credit Agreement, the Pledgor shall be entitled to

               (i) receive all cash and other distributions paid in respect of the Pledged Interests not made in violation of the Credit Agreement;

               (ii) exercise any  management  or voting  rights  relating to the
                    Pledged Interests; and

               (iii)give consents,  waivers,  approvals,  and  ratifications  in respect of the Pledged Interests.

               All such rights of the Pledgor to receive cash and other distributions shall cease if an Event of Default shall have occurred and be continuing, and in each such case the Pledgor shall (A) at the request of the Agent, issue appropriate instructions that any such distributions be paid directly to the Agent or to such account as the Agent may designate, and (B) hold in trust for the Agent and immediately pay over to the Agent any such distributions received by the Pledgor. All such rights of the Pledgor referred to in clauses (ii) and (iii) shall, at the Agent's sole option, as evidenced by the Agent's notifying the Pledgor in writing of its exercise of such option, cease in case an Event of Default shall have occurred and be continuing.

          4.4. No Assignment of Duties. This Agreement constitutes a collateral assignment of the Pledged Interests and the other Collateral only and not an assignment of any duties or obligations of the Pledgor with respect thereto, and by its acceptance hereof and whether or not the Agent shall have exercised any of its rights or remedies hereunder, none of the Agent or the Banks undertakes to perform or discharge, and none of the Agent or the Banks shall be responsible or liable for the performance or discharge of, any such duties or responsibilities, including, without limitation, for capital calls. The Pledgor agrees that, notwithstanding the exercise by the Agent of any of its rights hereunder, the Pledgor shall remain liable for the full and prompt performance of all of the Pledgor's obligations and liabilities under the Operating Agreement. Under no circumstances shall the Agent, any of the Banks or any holder of any of the Obligations as such be deemed to be a member of the Company by virtue of the provisions of this Agreement unless expressly agreed to in writing by the Agent or such Bank or holder. Without limiting the generality of the foregoing, none of the Agent or the Banks shall have any fiduciary duty to the Pledgor, whether by virtue of the security interests and liens hereunder, or any enforcement action in respect of such security interests and liens, unless and until the Agent or such Bank is admitted to the Company as a substitute member after exercising enforcement rights under ss.9-504 or ss.9-505 of the Uniform Commercial Code in effect in the Commonwealth of Massachusetts, or otherwise.

     5.   EVENTS OF DEFAULT.

          Any one or more of the following events shall constitute an "Event of Default" hereunder:

          (a) The Pledgor shall fail to comply with, observe or perform any obligation, covenant or term of this Agreement;

          (c) The Pledgor shall fail to perform any of its obligations under the Operating Agreement; or

          (d) The occurrence of any "Event of Default" under the Credit Agreement or any of the other Loan Documents.

     6.   REMEDIES.

          6.1. Remedies. During the continuance of an Event of Default, the Agent shall have, in addition to the rights, powers and authorizations to collect the sums assigned hereunder, all rights and remedies of a secured party under the Uniform Commercial Code and under other applicable law with respect to the Pledged Interests and any other Collateral hereunder, including, without limitation, the following rights and remedies:

               (a) if the Agent so elects and gives written notice of such election to the Pledgor, the Agent may, in its sole discretion, (i) exercise any management or voting rights relating to the Pledged Interests (whether or not the same shall have been transferred into its name or the name of its nominee or nominees) for any lawful purpose, including for the amendment or modification of the Operating Agreement or other governing documents or the liquidation of the assets of the Company, (ii) give all consents, waivers, approvals, and ratifications in respect of such Pledged Interests, and
                    (iii) otherwise act with respect thereto as though it were the outright owner thereof (the Pledgor hereby irrevocably constituting and appointing the Agent the proxy and attorney-in-fact of the Pledgor, with full power and authority of substitution, to do so);

               (b) the Agent may, in its sole discretion, demand, sue for, collect, compromise, or settle any rights or claims in respect of any Collateral, as attorney-in-fact pursuant to ss.4(a) or otherwise;

               (c) the Agent may, in its sole discretion, sell, resell, assign, deliver, or otherwise dispose of any or all of the Collateral, for cash or credit or both and upon such terms, in such manner, at such place or places, at such time or times, and to such persons or entities as the Agent thinks expedient, all without demand for performance by the Pledgor or any notice or advertisement whatsoever except as expressly provided herein or as may otherwise be required by applicable law;

               (d) the Agent may, in its sole discretion, cause all or any part of the Pledged Interests held by it to be transferred into its name or the name of its nominee or nominees; and

               (e) the Agent may, in its sole discretion, set off against the Obligations or place an administrative hold or freeze on any and all sums deposited with it or held by it, including any sums standing to the credit of the Cash Collateral Account and any Time Deposits issued by the Agent, with any withdrawal penalty relating to Time Deposits being an expense of collection.

          6.2. Remedies Not Exclusive. No single or partial exercise by the Agent of any right, power or remedy hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or remedy. Each right, power and remedy herein specifically granted to the Agent or otherwise available to it shall be cumulative, and shall be in addition to every other right, power, and remedy herein specifically given or now or hereafter existing at law, in equity, or otherwise. Each such right, power and remedy, whether specifically granted herein or otherwise existing, may be exercised at any time and from time to time and as often and in such order as may be deemed expedient by the Agent in its sole discretion.

          6.3. Public Sale. In the event of any disposition of the Collateral as provided in ss.6.1(c), the Agent shall give to the Pledgor at least five (5) Business Days prior written notice of the time and place of any public sale of the Collateral or of the time after which any private sale or any other intended disposition is to be made. The Pledgor hereby acknowledges that five (5) Business Days prior written notice of such sale or sales shall be reasonable notice. The Agent may enforce its rights hereunder without any other notice and without compliance with any other condition precedent now or hereafter imposed by law, regulation, judicial order or decree or otherwise (all of which are hereby expressly waived by the Pledgor, to the fullest extent permitted by law). The Agent may buy any part or all of the Collateral at any public sale and if any part or all of the Collateral is of a type customarily sold in a recognized market or is of a type which is the subject of widely-distributed standard price quotations, the Agent may buy at private sale and may make payments thereof by any means. The Agent may apply the cash proceeds actually received from any sale or other disposition to the reasonable expenses of retaking, holding, preparing for sale, selling, and the like, to reasonable attorneys' fees, travel, and all other expenses which may be incurred by the Agent in attempting to collect the Obligations or to enforce this Agreement or in the prosecution or defense of any case or proceeding related to this Agreement, and then to the Obligations in accordance with the requirements of the Credit Agreement. To the extent that any of the Obligations are to be paid or performed by a person or entity other than the Pledgor, to the extent permitted by applicable law, the Pledgor waives and agrees not to assert any rights or privileges which it may have under ss.9-112 of the Uniform Commercial Code of the Commonwealth of Massachusetts.

          6.4. Private Sale. The Pledgor recognizes that the Agent may be unable to effect a public sale of the Collateral by reason of the lack of a ready market for the Collateral, of the limited number of potential buyers of the Collateral or of certain prohibitions contained in the Securities Act of 1933, state securities laws, federal banking laws, and other applicable laws, and that the Agent may be compelled to resort to one or more private sales thereof to a restricted group of purchasers. The Pledgor agrees that any such private sales may be at prices and other terms less favorable to the seller than if sold at public sales and that such private sales shall not solely by reason thereof be deemed not to have been made in a commercially reasonable manner. The Agent shall be under no obligation hereunder or otherwise (except as provided by applicable law) to delay a sale of any of the Collateral for the period of time necessary to permit the registration of such securities for public sale under the Securities Act of 1933 and applicable state securities laws. Any such sale of all or a portion of the Collateral may be for cash or on credit or for future delivery and may be conducted at a private sale where the Agent or any other person or entity may be the purchaser of all or part of the Pledged Interests so sold.

               The Pledgor agrees that to the extent notice of sale shall be required by law, at least five (5) Business Days prior notice to the Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Subject to the foregoing, the Agent agrees that any sale of the Pledged Interests shall be made in a commercially reasonable manner. The Agent shall incur no liability as a result of the sale of any of the Collateral, or any part thereof, at any private sale which complies with the requirements of this ss.6.4. The Pledgor hereby waives, to the extent permitted by applicable law, any claims against the Agent arising by reason of the fact that the price at which any of the Collateral, or any part thereof, may have been sold at such private sale was less than the price that might have been obtained at a public sale, even if the Agent accepts the first offer deemed by the Agent in good faith deemed to be commercially reasonable under the circumstances and does not offer any of the Collateral to more than one offeree.

          6.5. No Further Action. Nothing contained in this Agreement shall be construed to require the Agent to take any action with respect to the Pledged Interests, whether by way of foreclosure or otherwise and except as required by the Operating Agreement, in order to permit the Agent to become a substitute member of the Company under the Operating Agreement.

     7.   ASSIGNMENT NOT AFFECTED BY OTHER ACTS; WAIVERS BY PLEDGOR.

          The Pledgor acknowledges and agrees that the security interests and collateral assignments herein provided for shall remain in full force and effect and shall not be impaired by any acceptance by the Agent of any other collateral security for or guaranty of any of the Obligations, or by any failure or neglect or omission on the part of the Agent to realize upon, collect or protect any Obligations or any Collateral. The security interests and collateral assignments herein provided for shall not in any manner be affected or impaired by any renewal, extension, modification, amendment, waiver, or restatement of any of the Obligations or of any collateral security therefor, or of any guaranty thereof. In order to sell, dispose or otherwise realize upon the security interests and assignments herein granted and provided for, and exercise the rights granted the Agent hereunder and under applicable law, there shall be no obligation on the part of the Agent at any time to first resort for payment to any guarantors of the Obligations or any part thereof or to resort to any other collateral security, property, liens or other rights or remedies whatsoever, and the Agent shall have the right to enforce the security interests and collateral assignments herein provided for irrespective of whether or not other proceedings are pending for realization upon or from any of the foregoing. Except to the extent required by applicable law or by the Credit Agreement, the Pledgor waives promptness, diligences, presentment, demand, protest, notice of acceptance, notice of any Obligations incurred and all other notices of any kind, all defenses which may be available by virtue of any valuation, stay, moratorium law or other similar law now or hereafter in effect, any right to require the marshalling of assets of the Company or any other entity or other person primarily or secondarily liable with respect to any of the Obligations, and all suretyship defenses generally. Without limiting the generality of the foregoing, the Pledgor agrees to the provisions of any instrument evidencing, securing or otherwise executed in connection with any Obligation and agrees that the obligations of the Pledgor hereunder shall not be released or discharged, in whole or in part, or otherwise affected by (i) the failure of the Agent or any Bank to assert any claim or demand or to enforce any right or remedy against the Company or any other entity or other person primarily or secondarily liable with respect to any of the Obligations; (ii) any extensions, compromise, refinancing, consolidation or renewals of any Obligation; (iii) any change in the time, place or manner of payment of any of the Obligations or any rescissions, waivers, compromise, refinancing, consolidation or other amendments or modifications of any of the terms or provisions of the Credit Agreement, the other Loan Documents or any other agreement evidencing, securing or otherwise executed in connection with any of the Obligation, (iv) the addition, substitution or release of any entity or other person primarily or secondarily liable for any Obligation; (v) the adequacy of any rights which the Agent or any Bank may have against any collateral security or other means of obtaining repayment of any of the Obligations; (vi) the impairment of any collateral securing any of the Obligations, including without limitation the failure to perfect or preserve any rights which the Agent or any Bank might have in such collateral security or the substitution, exchange, surrender, release, loss or destruction of any such collateral security; or (vii) any other act or omission which might in any manner or to any extent vary the risk of the Pledgor or otherwise operate as a release or discharge of the Pledgor, all of which may be done without notice to the Pledgor. To the fullest extent permitted by law, the Pledgor hereby expressly waives any and all rights or defenses arising by reason of (A) any "one action" or "anti-deficiency" law which would otherwise prevent the Agent or any Bank from bringing any action or exercising any other right or remedy against the Pledgor before or after the Agent's or such Bank's commencement or completion of any foreclosure action, whether judicially, by exercise of power of sale or otherwise, or (B) any other law which in any other way would otherwise require any election of remedies by the Agent or any Bank.

     8.   REGISTRATION AND FILING.

          The Pledgor (i) has caused the Company to duly register the security interests granted hereby on the books of the Company and has furnished the Agent with evidence thereof, (ii) has duly executed and caused any financing statements with respect to the Pledged Interests to be filed in such a manner and in such places as may be required by law in order to fully protect the rights of the Agent and the Banks hereunder, and
          (iii) will cause any financing statements with respect to the Pledged Interests at all times to be kept recorded and filed at the Company's expense in such a manner and in such places as may be required by law in order to fully perfect the interests and protect the rights of the Agent and the Banks hereunder; provided, that the sole recourse of the Agent and the Banks as against the Pledgor as a result of any breach by the Pledgor of the provisions of this ss.8 shall be to the Collateral in accordance with the provisions of this Agreement.

     9.   MISCELLANEOUS.

          9.1. Additional Instruments and Assurances. The Pledgor hereby agrees, at its own expense, to execute and deliver, from time to time, any and all further, or other, instruments, and to perform such acts, as the Agent may reasonably request to effect the purposes of this Agreement and to secure to the Agent the benefits of all rights and remedies conferred upon the Agent by the terms of this Agreement.

          9.2. Release. If and only if all of the Obligations shall have been indefeasibly paid, performed, and discharged in full in cash, any commitments to lend under the Credit Agreement shall have been canceled, the Agent shall, upon demand and at the sole expense of the Pledgor, release this Agreement and the lien hereof by proper instrument or instruments, at the request and expense of the Pledgor.

          9.3. Agent's Exoneration. Under no circumstances shall the Agent be deemed to assume any responsibility for or obligation or duty with respect to any part or all of the Collateral of any nature or kind or any matter or proceeding arising out of or relating thereto, other than (i) to exercise reasonable care in the physical custody of the Collateral and (ii) if an Event of Default shall have occurred and be continuing, to act in a commercially  reasonable  manner in  exercising  its  rights  and remedies with respect to the Collateral. Subject to the foregoing, the Agent shall not be required to take any action of any kind to collect, preserve or protect its or the Pledgor's rights in the Collateral.

          9.4. No Waiver, etc. Any term of this Agreement may be amended or modified with, but only with, the written consent of the Agent, with the consent of the Majority Banks, and the Pledgor. Any term of this Agreement may be waived by a writing executed by the party to be charged with such waiver. No act, failure, or delay by the Agent shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by the Agent of any default, right, or remedy that it may have shall operate as a waiver of any other default, right, or remedy or of the same default, right, or remedy on a future occasion.

          9.5. Waiver By Pledgor. The Pledgor hereby waives presentment, notice of dishonor, and protest of all instruments included in or evidencing any of the Obligations or the Collateral, and any and all other notices and demands whatsoever (except as expressly provided herein or in the Credit Agreement or for notices required in connection with judicial proceedings).

          9.6. Notice, etc. All notices, requests, and other communications hereunder shall be made and effective in the manner set forth in ss.20 of the Credit Agreement, in the case of the Agent, at the address set forth in such section of the Credit Agreement, and in the case of the Pledgor, at the address set forth in ss.3.1(f) hereof, or at such other address as may be set forth or in a notice from the notifying party to the other parties hereto.

          9.7. Overdue Amounts. Until paid, all amounts due and payable by the Pledgor hereunder shall be a debt secured by the Collateral and shall bear, whether before or after judgment, interest at the rate of interest for overdue principal set forth in the Credit Agreement.

          9.8. Governing Law; Consent to Jurisdiction. This Agreement is intended to take effect as a sealed instrument and shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts. The Pledgor agrees that any proceeding for the enforcement of this Agreement may be brought in the courts of the Commonwealth of Massachusetts or any federal court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such proceeding being made upon the Pledgor by mail at the address specified in ss.3.1(f). The Pledgor hereby waives any objection that it may now or hereafter have to the venue of any such proceeding or any such court or that such proceeding is brought in an inconvenient court.

          9.9. Waiver of Jury Trial. THE PLEDGOR HEREBY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY PROCEEDING ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, ANY RIGHTS OR
               OBLIGATIONS HEREUNDER, OR THE PERFORMANCE OF ANY SUCH RIGHTS OR OBLIGATIONS.

          9.10.Limitation of Liability. Except as prohibited by applicable law, the Pledgor waives any right which it may have to claim or recover in any proceeding referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. The Pledgor (i) certifies that neither the Agent or any Bank nor any representative, agent, or attorney of the Agent or any Bank has represented, expressly or otherwise, that the Agent or such Bank would not, in the event of any proceeding, seek to enforce the foregoing waivers and (ii) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which any of the Agent and the Banks is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.9.10.

          9.11.Severability  and  Enforceability.   All  provisions  hereof  are
               severable and the invalidity or unenforceability of any of such provisions shall in no manner affect or impair the validity and enforceability of the remaining provisions hereof.

          9.12.Successors and Assigns. This Agreement shall be binding upon the Pledgor and upon the legal representatives, successors and assigns of the Pledgor and shall inure to the benefit of the Agent, the Banks and their respective successors and assigns.

          9.13.Counterparts. This Agreement may be executed in any number of counterparts, each constituting an original, but all together one and the same instrument.

          9.14.Entire Agreement. This Agreement and the Loan Documents and any other document executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Agreement nor any terms hereof may be changed, waived or terminated except by a writing signed by each party hereto.

          IN WITNESS WHEREOF, the Pledgor and the Agent have executed this Agreement as of the date first above written, as an instrument under seal.

                                                     PLEDGOR:  JACKSON PRODUCTS,
                                                                 INC.


                                                     By:_______________________
                                                     Name:
                                                     Title:



                                                     AGENT:  BANKBOSTON, N.A.,
                                                     as Agent



                                                     By:_______________________
                                                     Name:
                                                     Title:

The undersigned hereby consent to the transactions contemplated by the above Agreement.

                                                     TMT-PATHWAY L.L.C.

                                                     By: Jackson Products, Inc.,
                                                     its sole managing member



                                                     By:_______________________
                                                     Name:
                                                     Title:

                                    EXHIBIT A

                               Operating Agreement

                                                                Exhibit 10.11(B)
                               SECURITY AGREEMENT

SECURITY AGREEMENT, dated as of May 17, 1999, among TMT-Pathway, L.L.C., a Delaware limited liability company ("TMT") and BANKBOSTON, N.A., a national banking association, as agent (hereinafter, in such capacity, the "Agent") for itself and the other lending institutions (hereinafter, collectively, the "Banks") which are or may become parties to the Credit Agreement (as hereinafter defined).

WHEREAS, Jackson Products, Inc., a Delaware corporation (the "Borrower"), has entered into a Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), with the Banks, the Agent and Mercantile Bank National Association, as Co-Agent, pursuant to which the Banks, subject to the terms and conditions contained therein, provide certain financial accommodations to the Borrower;

WHEREAS, the Borrower has requested that the Agent and the Banks amend certain provisions of the Credit Agreement;

WHEREAS, upon the terms and subject to the conditions contained in Amendment Agreement No. 2 dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries (as defined in the Credit Agreement), the Banks, the Agent and the Co-Agent, the Agent, the Co-Agent and the Banks are willing to amend such provisions of the Credit Agreement;

WHEREAS, TMT has executed and delivered to the Agent, for the benefit of the Banks and the Agent, a Guaranty dated as of the date hereof (as amended and in effect from time to time, the "Guaranty"), pursuant to which TMT guaranteed to the Agent and the Banks the payment and performance of the Borrower's Obligations to the Banks and the Agent under or in respect of the Credit Agreement;

WHEREAS, it is a condition precedent to the Banks entering into the Second Amendment that TMT execute and deliver to the Agent, for the benefit of the Banks and the Agent, a security agreement in substantially the form hereof; and

WHEREAS, TMT wishes to grant security interests in favor of the Agent for the benefit of the Banks and the Agent, as herein provided;

NOW, THEREFORE, in consideration of the promises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Definitions. All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Credit Agreement. All terms defined in the Uniform Commercial Code of The Commonwealth of Massachusetts and used herein shall have the same definitions herein as specified therein; provided, however, that the term "instrument" shall be such term is defined in Article 9 of the Uniform Commercial Code of such jurisdiction rather than Article 3.

     2.   Grant of Security Interest.

          2.1. Collateral Granted. TMT hereby grants to the Agent, for the benefit of the Banks and the Agent, to secure the payment and performance in full of all of the Obligations (as defined in the Credit Agreement), including all of TMT's Obligations under the Guaranty (collectively, the "Obligations"), a security interest in and so pledges and assigns to the Agent, for the benefit of the Banks and the Agent, the following properties, assets and rights of TMT, wherever located, whether now owned or hereafter acquired or arising, and all proceeds and products thereof (all of the same being hereinafter called the "Collateral"):

               All personal and fixture property of every kind and nature including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which TMT possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of TMT, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics.

          2.2. Delivery of Instruments, etc.

               (a) Pursuant to the terms hereof, TMT has endorsed, assigned and delivered to the Agent all negotiable or non-negotiable instruments, certificated securities and chattel paper pledged by it hereunder, together with instruments of transfer or assignment duly executed in blank as the Agent may have specified. In the event that TMT shall, after the date of this Agreement, acquire any other negotiable or non-negotiable instruments, certificated securities or chattel paper to be pledged by it hereunder, TMT shall forthwith endorse, assign and deliver the same to the Agent, accompanied by such instruments of transfer or assignment duly executed in blank as the Agent may from time to time specify.

               (b) To the extent that any securities now or hereafter acquired by TMT are uncertificated and are issued to TMT or its nominee directly by the issuer thereof, TMT shall cause the issuer to note on its books the security interest of the Agent in such securities and shall cause the issuer, pursuant to an agreement in form and substance satisfactory to the Agent, to agree to comply with instructions from the Agent as to such securities, without further consent of TMT or such nominee. To the extent that any securities, whether certificated or uncertificated, or other financial assets now or hereafter acquired by TMT are held by TMT or its nominee through a securities intermediary, TMT shall use reasonable efforts to (i) cause such securities intermediary to note on its books the security interest of the Agent in such securities or other financial assets and to confirm such notation promptly to the Agent and (ii), at the request of the Agent, cause such securities intermediary, pursuant to an agreement in form and substance satisfactory to the Agent, to agree to comply with entitlement orders or other instructions from the Agent as to such securities or other financial assets, without further consent of TMT or such nominee. The Agent agrees with TMT that the Agent shall not give any such entitlement orders or instructions to any such issuer or securities intermediary unless an Event of Default has occurred and is continuing and the Agent has elected to exercise its rights and remedies as contemplated by ss.14.

               (c) To the extent that TMT is a beneficiary under any written letter of credit now or hereafter issued in favor of TMT, TMT shall deliver such letter of credit to the Agent. The Agent shall from time to time, at the request and expense of TMT, make such arrangements with TMT as are in the Agent's reasonable judgment necessary and appropriate so that TMT may make any drawing to which TMT is entitled under such letter of credit, without impairment of the Agent's perfected security interest in TMT's rights to proceeds of such letter of credit or in the actual proceeds of such drawing. At the Agent's request, TMT shall, for any letter of credit, whether or not written, now or hereafter issued in favor of TMT as beneficiary, execute and deliver to the issuer and any confirmer of such letter of credit an assignment of proceeds form, in favor of the Agent and satisfactory to the Agent and such issuer or (as the case may be) such confirmer, requiring the proceeds of any drawing under such letter of credit to be paid directly to the Agent for application as provided in the Credit Agreement.

          2.3. Excluded Collateral. Notwithstanding the foregoing provisions of this ss.2, such grant of security interest shall not extend to, and the term "Collateral" shall not include, any chattel paper and general intangibles which are now or hereafter held by TMT as licensee, lessee or otherwise, to the extent that (a) such chattel paper and general intangibles are not assignable or capable of being encumbered as a matter of law or under the terms of the license, lease or other agreement applicable thereto (but solely to the extent that any such restriction shall be enforceable under applicable law), without the consent of the licensor or lessor thereof or other applicable party thereto and
               (b) such consent has not been obtained; provided, however, that the foregoing grant of security interest shall extend to, and the term "Collateral" shall include, (i) any and all proceeds of such chattel paper and general intangibles to the extent that the assignment or encumbering of such proceeds is not so restricted and (ii) upon any such licensor, lessor or other applicable party consent with respect to any such otherwise excluded chattel paper or general intangibles being obtained, thereafter such chattel paper or general intangibles as well as any and all proceeds thereof that might have theretofore have been excluded from such grant of a security interest and the term "Collateral".

          2.4. Trademark Assignments. Concurrently herewith TMT is also executing and delivering to the Agent, for the benefit of the Banks and the Agent, the Trademark Assignment pursuant to which TMT is assigning to the Agent, for the benefit of the Banks and the Agent, certain Collateral consisting trademarks, service marks and trademark and service mark rights, together with the goodwill appurtenant thereto. The provisions of the Trademark Assignment are supplemental to the provisions of this Agreement, and nothing contained in the Trademark Assignment shall derogate from any of the rights or remedies of the Agent or any of the Banks hereunder. Nor shall anything contained in the Trademark Assignment be deemed to prevent or extend the time of attachment or perfection of any security interest in such Collateral created hereby.

     3. Title to Collateral, etc. TMT is the owner of the Collateral free from any adverse lien, security interest or other encumbrance, except for the security interest created by this Agreement and other liens permitted by the Credit Agreement. TMT has received a certificate of title, or the equivalent thereof, for each piece of Collateral that is required to be titled under any state or federal statute. Within ten
          (10) days of the Second Amendment Effective Date (as defined in the Second Amendment) TMT shall, for each piece of Collateral that is covered by a certificate of title under any state or federal statute, request from (and in accordance with the requirements of) the appropriate state or federal agency a new certificate of title, or the equivalent thereof, that identifies the Agent's security interest, for the benefit of the Banks and the Agent, in the Collateral. None of the Collateral constitutes, or is the proceeds of, "farm products" as defined in ss.9-109(3) of the Uniform Commercial Code of The Commonwealth of Massachusetts. None of the account debtors in respect of any accounts, chattel paper or general intangibles and none of the obligors in respect of any instruments included in the Collateral is a governmental authority subject to the Federal Assignment of Claims Act.

     4. Continuous Perfection. TMT's place of business or, if more than one, chief executive office is indicated on the Perfection Certificate delivered to the Agent by TMT herewith (collectively, the "Perfection Certificate"). TMT will not change the same, or the name, identity or corporate structure of TMT in any manner, without providing at least thirty (30) days prior written notice to the Agent. The Collateral, to the extent not delivered to the Agent pursuant to ss.2.2, will be kept at those locations listed on the Perfection Certificate and TMT will not remove the Collateral from such locations, without providing at least thirty (30) days prior written notice to the Agent.

     5. No Liens. Except for the security interest herein granted and liens permitted by the Credit Agreement, TMT shall be the owner of its respective Collateral free from any lien, security interest or other encumbrance, and TMT shall defend the same against all claims and demands of all persons at any time claiming the same or any interests therein adverse to the Agent or any of the Banks. TMT shall not pledge, mortgage or create, or suffer to exist a security interest in the Collateral in favor of any person other than the Agent, for the benefit of the Banks and the Agent, except for liens permitted by the Credit Agreement.

     6. No Transfers. TMT will not sell or offer to sell or otherwise transfer the Collateral or any interest therein except as permitted by ss.10.5.2 of the Credit Agreement.

     7.   Insurance.

          7.1. Maintenance of Insurance. TMT will maintain with financially sound and reputable insurers insurance with respect to its properties and business against such casualties and contingencies as shall be in accordance with general practices of businesses engaged in similar activities in similar geographic areas. Such insurance shall be in such minimum amounts that TMT will not be deemed a co-insurer under applicable insurance laws, regulations and policies and otherwise shall be in such amounts, contain such terms, be in such forms and be for such periods as may be reasonably satisfactory to the Agent. In addition, all such insurance shall be payable to the Agent as loss payee under a "standard" or "New York" loss payee clause for the benefit of the Banks and the Agent. Without limiting the foregoing, TMT will (a) keep all of its physical property insured with casualty or physical hazard insurance on an "all risks" basis, with broad form flood and earthquake coverages and electronic data processing coverage, with a full replacement cost endorsement and an "agreed amount" clause in an amount equal to 100% of the full replacement cost of such property, (b) maintain all such workers' compensation or similar insurance as may be required by law and
               (c) maintain, in amounts and with deductibles equal to those generally maintained by businesses engaged in similar activities in similar geographic areas, general public liability insurance against claims of bodily injury, death or property damage occurring, on, in or about the properties of TMT; business interruption insurance; and product liability insurance.

          7.2. Insurance Proceeds. The proceeds of any casualty insurance in respect of any casualty loss of any of the Collateral shall, subject to the rights, if any, of other parties with a prior interest in the property covered thereby, (a) so long as no Event of Default has occurred and is continuing, be disbursed to TMT for direct application by TMT in accordance with ss.10.5.2 of the Credit Agreement and (b) in all other circumstances, be held by the Agent as cash collateral for the Obligations. The Agent may, at its sole option, disburse from time to time all or any part of such proceeds so held as cash collateral, upon such terms and conditions as the Agent may reasonably prescribe, for direct application by TMT solely to the repair or replacement of TMT's property so damaged or destroyed, or the Agent may apply all or any part of such proceeds to the Obligations with the Total Commitment (if not then terminated) being reduced by the amount so applied to the Obligations.

          7.3. Notice of Cancellation, etc. All policies of insurance shall provide for at least thirty (30) days prior written cancellation notice to the Agent. In the event of failure by TMT to provide and maintain insurance as herein provided, the Agent may, at its option, provide such insurance and charge the amount thereof to TMT. TMT shall furnish the Agent with certificates of insurance and policies evidencing compliance with the foregoing insurance provision.

     8. Maintenance of Collateral; Compliance with Law. TMT will keep the Collateral in good order and repair and will not use the same in violation of law or any policy of insurance thereon. The Agent, or its designee, may inspect the Collateral at any reasonable time, wherever located. TMT will pay promptly when due all taxes, assessments, governmental charges and levies upon the Collateral or incurred in connection with the use or operation of such Collateral or incurred in connection with this Agreement, (other than such items contested in good faith in accordance with ss.9.8 of the Credit Agreement). TMT has at all times operated, and TMT will continue to operate, its business in compliance with all applicable provisions of the federal Fair Labor Standards Act, as amended, and with all applicable provisions of federal, state and local statutes and ordinances dealing with the control, shipment, storage or disposal of hazardous materials or substances.

     9.   Collateral Protection Expenses; Preservation of Collateral.

          9.1. Expenses Incurred by Agent. In its discretion, the Agent may discharge taxes and other encumbrances at any time levied or placed on any of the Collateral (other than any taxes or encumbrances contested in good faith and in accordance with ss.9.8 of the Credit Agreement), make repairs thereto (after any Event of Default has occurred and is continuing or if TMT's failure to make such repairs will result in an Event of Default) and pay any necessary filing fees. TMT agrees to reimburse the Agent on demand for any and all expenditures so made. The Agent shall have no obligation to TMT to make any such expenditures, nor shall the making thereof relieve TMT of any default.

     9.2. Agent's Obligations and Duties. Anything herein to the contrary notwithstanding, TMT shall remain liable under each contract or agreement comprised in the Collateral to be observed or performed by TMT thereunder. Neither the Agent nor any Bank shall have any obligation or liability under any such contract or agreement by reason of or arising out of this Agreement or the receipt by the Agent or any Bank of any payment relating to any of the Collateral, nor shall the Agent or any Bank be obligated in any manner to perform any of the obligations of TMT under or pursuant to any such contract or agreement, to make inquiry as to the nature or sufficiency of any payment received by the Agent or any Bank in respect of the Collateral or as to the sufficiency of any performance by any party under any such contract or agreement, to present or file any claim, to take any action to enforce any performance or to collect the payment of any amounts which may have been assigned to the Agent or to which the Agent or any Bank may be entitled at any time or times. The Agent's sole duty with respect to the custody, safe keeping and physical preservation of the Collateral in its possession, under ss.9-207 of the Uniform Commercial Code of The Commonwealth of Massachusetts or otherwise, shall be to deal with such Collateral in the same manner as the Agent deals with similar property for its own account.

     10. Securities and Deposits. The Agent may at any time, at its option, transfer to itself or any nominee any securities constituting Collateral, receive any income thereon and hold such income as additional Collateral or apply it to the Obligations. Whether or not any Obligations are due, the Agent may demand, sue for, collect, or make any settlement or compromise which it deems desirable with respect to the Collateral. Regardless of the adequacy of Collateral or any other security for the Obligations, any deposits or other sums at any time credited by or due from the Agent or any Bank to TMT may at any time be applied to or set off against any of the Obligations.

     11. Notification to Account Debtors and Other Obligors. If a Default or an Event of Default shall have occurred and be continuing, TMT shall, at the request of the Agent, notify account debtors on accounts, chattel paper and general intangibles of TMT and obligors on instruments for which TMT is an obligee of the security interest of the Agent in any account, chattel paper, general intangible or instrument and that payment thereof is to be made directly to the Agent or to any financial institution designated by the Agent as the Agent's agent therefor, and the Agent may itself, if a Default or an Event of Default shall have occurred and be continuing, without notice to or demand upon TMT, so notify account debtors and obligors. After the making of such a request or the giving of any such notification, TMT shall hold any proceeds of collection of accounts, chattel paper, general intangibles and instruments received by TMT as trustee for the Agent, for the benefit of the Banks and the Agent, without commingling the same with other funds of TMT and shall turn the same over to the Agent in the identical form received, together with any necessary endorsements or assignments. The Agent shall apply the proceeds of collection of accounts, chattel paper, general intangibles and instruments received by the Agent to the Obligations, such proceeds to be immediately entered after final payment in cash or solvent credits of the items giving rise to them.

     12. Further Assurances. TMT, at its own expense, shall do, make, execute and deliver all such additional and further acts, things, deeds, assurances and instruments as the Agent may reasonably require more completely to vest in and assure to the Agent and the Banks their respective rights hereunder or in any of the Collateral, including, without limitation, (a) executing, delivering and, where appropriate, filing financing statements and continuation statements under the Uniform Commercial Code, (b) obtaining governmental and other third party consents and approvals, including without limitation any consent of any licensor, lessor or other applicable party referred to in ss.2.3, (c) obtaining waivers from mortgagees and landlords and (d) taking all actions required by Sections 8-313 and 8-321 of the Uniform Commercial Code, as applicable in each relevant jurisdiction, with respect to certificated and uncertificated securities.

     13.  Power of Attorney.

          13.1.Appointment   and  Powers  of  Agent.   TMT  hereby   irrevocably
               constitutes and appoints the Agent and any officer or agent thereof, with full power of substitution, as its true and lawful attorneys-in-fact with full irrevocable power and authority in the place and stead of TMT or in the Agent's own name, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments that may be necessary or desirable to accomplish the purposes of this Agreement and, without limiting the generality of the foregoing, hereby gives said attorneys the power and right, on behalf of TMT, without notice to or assent by TMT, to do the following:

               (a) upon the occurrence and during the continuance of an Event of Default, generally to sell, transfer, pledge, make any agreement with respect to or otherwise deal with any of the Collateral in such manner as is consistent with the Uniform Commercial Code of The Commonwealth of Massachusetts and as fully and completely as though the Agent were the absolute owner thereof for all purposes, and to do at TMT's expense, at any time, or from time to time, all acts and things which the Agent deems necessary to protect, preserve or realize upon the Collateral and the Agent's security interest therein, in order to effect the intent of this Agreement, all as fully and effectively as TMT might do, including, without limitation, (i) the filing and prosecuting of registration and transfer applications with the appropriate federal or local agencies or authorities with respect to trademarks, copyrights and patentable inventions and processes, (ii) upon written notice to TMT, the exercise of voting rights with respect to voting securities, which rights may be exercised, if the Agent so elects, with a view to causing the liquidation in a commercially reasonable manner of assets of the issuer of any such securities and
                    (iii) the execution, delivery and recording, in connection with any sale or other disposition of any Collateral, of the endorsements, assignments or other instruments of conveyance or transfer with respect to such Collateral; and

               (b) to file such financing statements with respect hereto, with or without TMT's signature, or a photocopy of this Agreement in substitution for a financing statement, as the Agent may deem appropriate and to execute in TMT's name such financing statements and amendments thereto and continuation statements which may require TMT's signature.

          13.2.Ratification by TMT. To the extent permitted by law, TMT hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable.

          13.3.No Duty on Agent. The powers conferred on the Agent hereunder are solely to protect the interests of the Agent and the Banks in the Collateral and shall not impose any duty upon the Agent to exercise any such powers. The Agent shall be accountable only for the amounts that it actually receives as a result of the exercise of such powers and neither it nor any of its officers, directors, employees or agents shall be responsible to TMT for any act or failure to act, except for the Agent's own gross negligence or willful misconduct.

     14. Remedies. If an Event of Default shall have occurred and be continuing, the Agent may, without notice to or demand upon TMT, declare this Agreement to be in default, and the Agent shall thereafter have in any jurisdiction in which enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the Collateral, and for that purpose the Agent may, so far as TMT can give authority therefor, enter upon any premises on which the Collateral may be situated and remove the same therefrom. The Agent may in its discretion require TMT to assemble all or any part of the Collateral at such location or locations within the state(s) of TMT's principal office(s) or at such other locations as the Agent may designate. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Agent shall give to TMT at least five (5) Business Days prior written notice of the time and place of any public sale of Collateral or of the time after which any private sale or any other intended disposition is to be made. TMT hereby acknowledges that five (5) Business Days prior written notice of such sale or sales shall be reasonable notice. In addition, TMT waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Agent's rights hereunder, including, without limitation, its right following an Event of Default to take immediate possession of the Collateral and to exercise its rights with respect thereto. To the extent that any of the Obligations are to be paid or performed by a person other than TMT, TMT waives and agrees not to assert any rights or privileges which it may have under ss.9-112 of the Uniform Commercial Code of The Commonwealth of Massachusetts.

     15. No Waiver, etc. TMT waives demand, notice, protest, notice of acceptance of this Agreement, notice of loans made, credit extended, Collateral received or delivered or other action taken in reliance hereon and all other demands and notices of any description. With respect to both the Obligations and the Collateral, TMT assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of or failure to perfect any security interest in any Collateral, to the addition or release of any party or person primarily or secondarily liable, to the acceptance of partial payment thereon and the settlement, compromising or adjusting of any thereof, all in such manner and at such time or times as the Agent may deem advisable. The Agent shall have no duty as to the collection or protection of the Collateral or any income thereon, nor as to the preservation of rights against prior parties, nor as to the preservation of any rights pertaining thereto beyond the safe custody thereof as set forth in ss.9.2. The Agent shall not be deemed to have waived any of its rights upon or under the Obligations or the Collateral unless such waiver shall be in writing and signed by the Agent with the consent of the Majority Banks. No delay or omission on the part of the Agent in exercising any right shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion. All rights and remedies of the Agent with respect to the Obligations or the Collateral, whether evidenced hereby or by any other instrument or papers, shall be cumulative and may be exercised singularly, alternatively, successively or concurrently at such time or at such times as the Agent deems expedient.

     16. Marshalling. Neither the Agent nor any Bank shall be required to marshal any present or future collateral security (including but not limited to this Agreement and the Collateral) for, or other assurances of payment of, the Obligations or any of them or to resort to such collateral security or other assurances of payment in any particular order, and all of the rights of the Agent hereunder and of the Agent or any Bank in respect of such collateral security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, TMT hereby agrees that it will not invoke any law relating to the marshalling of collateral which might cause delay in or impede the enforcement of the Agent's rights under this Agreement or under any other instrument creating or evidencing any of the Obligations or under which any of the Obligations is outstanding or by which any of the Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, TMT hereby irrevocably waives the benefits of all such laws.

     17. Proceeds of Dispositions; Expenses. TMT shall pay to the Agent on demand any and all reasonable expenses, including reasonable attorneys' fees and disbursements, incurred or paid by the Agent in protecting, preserving or enforcing the Agent's rights under or in respect of any of the Obligations or any of the Collateral. After deducting all of said expenses, the residue of any proceeds of collection or sale of the Obligations or Collateral shall, to the extent actually received in cash, be applied to the payment of the Obligations in such order or preference as is provided in the Credit Agreement, proper allowance and provision being made for any Obligations not then due. Upon the final payment and satisfaction in full of all of the Obligations and after making any payments required by Section 9-504(1)(c) of the Uniform Commercial Code of The Commonwealth of Massachusetts, any excess shall be returned to TMT. TMT shall remain liable for any deficiency in the payment of the Obligations after all proceeds of Collateral have been applied.

     18. Overdue Amounts. Until paid, all amounts due and payable by TMT hereunder shall be a debt secured by the Collateral and shall bear, whether before or after judgment, interest at the rate of interest for overdue principal set forth in the Credit Agreement.

     19. Governing Law; Consent to Jurisdiction. THIS AGREEMENT IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT AND SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS. TMT agrees that any suit for the enforcement of this Agreement may be brought in the courts of The Commonwealth of Massachusetts or any federal court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such suit being made upon TMT by mail at the address set forth below its signature hereto or at such other address as TMT may designate in writing to the Agent. TMT hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit is brought in an inconvenient court.

     20.  Waiver  of Jury  Trial.  TMT  WAIVES  ITS RIGHT TO A JURY  TRIAL  WITH
          RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THE PERFORMANCE OF ANY SUCH RIGHTS OR OBLIGATIONS. Except as prohibited by law, TMT waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. TMT (a) certifies that neither the Agent or any Bank nor any representative, agent or attorney of the Agent or any Bank has represented, expressly or otherwise, that the Agent or any Bank would not, in the event of litigation, seek to enforce the foregoing waivers and (b) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which the Agent or any Bank is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.20.

     21. Concerning Revised Article 9 of the Uniform Commercial Code. The parties acknowledge and agree to the following provisions of this Agreement in anticipation of the possible application, in one or more jurisdictions to the transactions contemplated hereby, of the revised
          Article 9 of the Uniform Commercial Code in the form or substantially in the form approved in 1998 by the American Law Institute and the National Conference of Commissioners on Uniform State Law ("Revised
          Article 9").

          21.1.Attachment.  In  applying  the law of any  jurisdiction  in which
               Revised Article 9 is in effect, the Collateral is all assets of TMT, whether or not within the scope of Revised Article 9. The Collateral shall include, without limitation, the following categories of assets as defined in Revised Article 9: goods
               (including inventory, equipment and any accessions thereto), instruments (including promissory notes), documents, accounts (including health-care-insurance receivables), chattel paper (whether tangible or electronic), deposit accounts, letter-of-credit rights (whether or not the letter of credit is evidenced by a writing), commercial tort claims, securities and all other investment property, general intangibles (including payment intangibles and software), supporting obligations and any and all proceeds of any thereof, wherever located, whether now owned and hereafter acquired. If TMT shall at any time, whether or not Revised Article 9 is in effect in any particular jurisdiction, acquire a commercial tort claim, as defined in Revised Article 9, TMT shall immediately notify the Agent in a writing signed by TMT of the brief details thereof and grant to the Agent in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Agent.

          21.2.Perfection by Filing.  The Agent may at any time and from time to time, pursuant to the provisions of ss.13, file financing statements, continuation statements and amendments thereto that describe the Collateral as all assets of TMT or words of similar effect and which contain any other information required by Part 5 of Revised Article 9 for the sufficiency or filing office acceptance of any financing statement, continuation statement or amendment, including whether TMT is an organization, the type of organization and any organization identification number issued to TMT. TMT agrees to furnish any such information to the Agent promptly upon request. Any such financing statements, continuation statements or amendments may be signed by the Agent on behalf of TMT, as provided in ss.13, and may be filed at any time in any jurisdiction whether or not Revised Article 9 is then in effect in that jurisdiction.

          21.3.Other  Perfection,  etc.  TMT  shall at any time and from time to time, whether or not Revised Article 9 is in effect in any particular jurisdiction, take such steps as the Agent may reasonably request for the Agent (a) to obtain an acknowledgement, in form and substance satisfactory to the Agent, of any bailee having possession of any of the Collateral that the bailee holds such Collateral for the Agent, (b) to obtain
               "control" of any investment property, deposit accounts, letter-of-credit rights or electronic chattel paper (as such terms are defined in Revised Article 9 with corresponding provisions in Rev. ss.ss. 9-104, 9-105, 9-106 and 9-107 relating to what constitutes "control" for such items of Collateral), with any agreements establishing control to be in form and substance satisfactory to the Agent, and (c) otherwise to insure the continued perfection and priority of the Agent's security interest in any of the Collateral and of the preservation of its rights therein, whether in anticipation and following the effectiveness of Revised Article 9 in any jurisdiction.

          21.4.Other Provisions. In applying the law of any jurisdiction in which Revised Article 9 is in effect, the following references to sections in this Agreement to existing Article 9 of that jurisdiction shall be to the Revised Article 9 Section of that jurisdiction indicated below:


 -------------------- --------------------------- -----------------------------
 Agreement Section    Existing Article 9          Revised Article 9
 -------------------- --------------------------- -----------------------------
 3                    ss. 9-103(3)                Rev.ss.9-102(a)(34)
 -------------------- --------------------------- -----------------------------
 -------------------- --------------------------- -----------------------------
 9.2                  ss. 9-207                   Rev.ss.9-207
 -------------------- --------------------------- -----------------------------
 -------------------- --------------------------- -----------------------------
 12                   ss.ss.8-106 and 9-115 (1994)Rev.ss.ss.8-106 and 9-106
 -------------------- --------------------------- -----------------------------
 -------------------- --------------------------- -----------------------------
 17                   ss. 9-504(1)(c)             Rev.ss.ss.9-608(a)(1)(C) and
                                                  9-615(a)(3)
 -------------------- --------------------------- -----------------------------

          21.5.Savings  Clause.   Nothing  contained  in  this  ss.21  shall  be
               construed to narrow the scope of the Agent's security interest in any of the Collateral or the perfection or priority thereof or to impair or otherwise limit any of the rights, powers, privileges or remedies of the Agent or any Bank hereunder except (and then only to the extent) mandated by Revised Article 9 to the extent then applicable.

     22. Miscellaneous. The headings of each section of this Agreement are for convenience only and shall not define or limit the provisions thereof. This Agreement and all rights and obligations hereunder shall be binding upon TMT and its respective successors and assigns, and shall inure to the benefit of the Agent, the Banks and their respective successors and assigns. If any term of this Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby, and this Agreement shall be construed and be enforceable as if such invalid, illegal or unenforceable term had not been included herein. TMT acknowledges receipt of a copy of this Agreement.

                  [Remainder of Page Left Intentionally Blank]

IN WITNESS WHEREOF, intending to be legally bound, TMT has caused this Agreement to be duly executed as of the date first above written.

                                                     TMT-PATHWAY, L.L.C.



                                                     By:_______________________
                                                     Name:
                                                     Title:

                                                     Address:
                                                         _______________________
                                                         _______________________


Accepted:
BANKBOSTON, N.A.,
as Agent

By:________________________________________
      Peter van der Horst
      Vice President

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OR STATE OF ______________________________________________)
                                                                       )  ss.
COUNTY OF _____________________________________________________________)

Before me, the undersigned, a Notary Public in and for the county aforesaid, on this __ day of May, 1999, personally appeared _______________ to me known personally, and who, being by me duly sworn, deposes and says that he is the __________ of TMT-Pathway, L.L.C., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said __________ acknowledged said instrument to be the free act and deed of said corporation.

                                                     --------------------------
                                                     Notary Public
                                                     My commission expires:




                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OR STATE OF ______________________________________________)
                                                                       )  ss.
COUNTY OF _____________________________________________________________)

Before me, the undersigned, a Notary Public in and for the county aforesaid, on this __ day of May, 1999, personally appeared Peter van der Horst, to me known personally, and who, being by me duly sworn, deposes and says that he is a Vice President of BankBoston, N.A. (the "Agent"), and that said instrument was signed and sealed on behalf of said Agent by authority of its Board of Directors, and said Peter van der Horst acknowledged said instrument to be the free act and deed of the Agent.

                                                     --------------------------
                                                     Notary Public
                                                     My commission expires:

                                                                Exhibit 10.23(b)
                              TRADEMARK COLLATERAL

                          SECURITY AND PLEDGE AGREEMENT

TRADEMARK COLLATERAL SECURITY AND PLEDGE AGREEMENT, dated as of May 17, 1999, between TMT-PATHWAY, L.L.C., a Delaware limited liability company having its principal place of business at 2997 Clarkson Road, Chesterfield, Missouri 63017 (the "Assignor"), and BANKBOSTON, N.A., as agent (hereinafter, in such capacity, the "Agent") for itself and other lending institutions (hereinafter, collectively, the "Banks") which are, or may in the future become, parties to a Revolving Credit and Acquisition Loan Agreement dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), among Jackson Products, Inc. (the "Borrower"), the Banks, the Agent and Mercantile Bank National Association, as Co-Agent.

WHEREAS, the Borrower has requested that the Agent and the Banks amend certain provisions of the Credit Agreement;

WHEREAS, upon the terms and subject to the conditions contained in Amendment Agreement No. 2 dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries (as defined in the Credit Agreement), the Banks, the Agent and the Co-Agent, the Agent, the Co-Agent and the Banks are willing to amend such provisions of the Credit Agreement;

WHEREAS, the Assignor has executed and delivered to the Agent, for the benefit of the Banks and the Agent, a Security Agreement (as defined in the Credit Agreement), pursuant to which the Assignor has granted to the Agent, for the benefit of the Banks and the Agent, a security interest in all of the Assignor's personal property and fixture assets, including, without limitation, the trademarks, service marks, trademark and service mark registrations, and trademark and service mark registration applications listed on Schedule A attached hereto, all to secure the payment and performance of the Obligations (as defined in the Credit Agreement);

WHEREAS, it is a condition precedent to the Banks entering into the Second Amendment that TMT execute and deliver to the Agent, for the benefit of the Banks and the Agent, a trademark agreement in substantially the form hereof;

WHEREAS, the Assignor wishes to grant to the Agent, for the benefit of the Banks and the Agent, security interests in the Pledged Trademarks (as defined below) in order to secure the Obligations under and with respect to the Credit Agreement; and

WHEREAS, this Trademark Agreement is supplemental to the provisions contained in the Security Agreement;

NOW, THEREFORE, in consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     ss.1.DEFINITIONS.  Capitalized  terms used herein and not otherwise defined herein shall have the respective meanings provided therefor in the Credit Agreement and the Security Agreement. In addition, the following terms shall have the meanings set forth in this ss.1 or elsewhere in this Trademark Agreement referred to below:

               Assignment of Marks. Seess.2.1 hereof.

               Associated Goodwill. All goodwill of the Assignor and its business, products and services appurtenant to, associated with or symbolized by the Trademarks and the use thereof.

               Pledged Trademarks. All of the Assignor's right, title and interest in and to all of the Trademarks, the Trademark
               Registrations, the Trademark License Rights, the Trademark Rights, the Associated Goodwill, the Related Assets, and all accessions to, substitutions for, replacements of, and all products and proceeds of any and all of the foregoing.

               PTO. The United States Patent and Trademark Office.

               Related Assets. All assets,  rights and interests of the Assignor
               that  uniquely   reflect  or  embody  the  Associated   Goodwill,
               including the following:

          (a) all patents, inventions, copyrights, trade secrets, confidential information, formulae, methods or processes, compounds, recipes, know-how, methods and operating systems, drawings, descriptions, formulations, manufacturing and production and delivery procedures, quality control procedures, product and service specifications, catalogs, price lists, and advertising materials, relating to the manufacture, production, delivery, provision and sale of goods or services under or in association with any of the Trademarks; and

          (b) the following documents and things in the possession or under the control of the Assignor, or subject to its demand for possession or control, related to the production, delivery, provision and sale by the Assignor, or any affiliate, franchisee, licensee or contractor, of products or services sold by or under the authority of the Assignor in connection with the Trademarks or Trademark Rights, whether prior to, on or subsequent to the date hereof:

               (i) all lists, contracts, ancillary documents and other information that identify, describe or provide information with respect to any customers, dealers or distributors of the Assignor, its affiliates or franchisees or licensees or contractors, for products or services sold under or in connection with the Trademarks or Trademark Rights, including all lists and documents containing information regarding each customer's, dealer's or distributor's name and address, credit, payment, discount, delivery and other sale terms, and history, pattern and total of purchases by brand, product, style, size and quantity;

               (ii) all agreements (including franchise agreements), product and service specification documents and operating, production and quality control manuals relating to or used in the design, manufacture, production, delivery, provision and sale of products or services under or in connection with the Trademarks or Trademark Rights;

               (iii)all  documents and  agreements  relating to the identity and locations of all sources of supply, all terms of purchase and delivery, for all materials, components, raw materials and other supplies and services used in the manufacture, production, provision, delivery and sale of products or services under or in connection with the Trademarks or Trademark Rights; and

               (iv) all agreements and documents  constituting or concerning the present or future, current or proposed advertising and promotion by the Assignor (or any of its affiliates, franchisees, licensees or contractors) of products or services sold under or in connection with the Trademarks or Trademark Rights.

               Trademark Agreement. This Trademark Collateral Security and Pledge Agreement, as amended and in effect from time to time.

               Trademark License Rights. Any and all past, present or future rights and interests of the Assignor pursuant to any and all past, present and future franchising or licensing agreements in favor of the Assignor, or to which the Assignor is a party, pertaining to any Trademarks, Trademark Registrations, or Trademark Rights owned or used by third parties in the past, present or future, including the right (but not the obligation) in the name of the Assignor or the Agent to enforce, and sue and recover for, any breach or violation of any such agreement to which the Assignor is a party.

               Trademark Registrations. All past, present or future federal, state, local and foreign registrations of the Trademarks, all past, present and future applications for any such registrations (and any such registrations thereof upon approval of such applications), together with the right (but not the obligation) to apply for such registrations (and prosecute such applications) in the name of the Assignor or the Agent, and to take any and all actions necessary or appropriate to maintain such registrations in effect and renew and extend such registrations.

               Trademark Rights. Any and all past, present or future rights in, to and associated with the Trademarks throughout the world, whether arising under federal law, state law, common law, foreign law or otherwise, including the following: all such rights arising out of or associated with the Trademark Registrations; the right (but not the obligation) to register claims under any state, federal or foreign trademark law or regulation; the right (but not the obligation) to sue or bring opposition or cancellation proceedings in the name of the Assignor or the Agent for any and all past, present and future infringements or dilution of or any other damages or injury to the Trademarks, the Trademark Rights, or the Associated Goodwill, and the rights to damages or profits due or accrued arising out of or in connection with any such past, present or future infringement, dilution, damage or injury; and the Trademark License Rights.

               Trademarks. All of the trademarks, service marks, designs, logos, indicia, trade names, corporate names, company names, business names, fictitious business names, trade styles, elements of package or trade dress, and other source and product or service identifiers, used or associated with or appurtenant to the products, services and businesses of the Assignor, that (i) are set forth on Schedule A hereto, or (ii) have been adopted, acquired, owned, held or used by the Assignor or are now owned, held or used by the Assignor, in the Assignor's business, or with the Assignor's products and services, or in which the Assignor has any right, title or interest, or (iii) are in the future adopted, acquired, owned, held and used by the Assignor in the Assignor's business or with the Assignor's products and services, or in which the Assignor in the future acquires any right, title or interest.

               use. With respect to any Trademark, all uses of such Trademark by, for or in connection with the Assignor or its business or for the direct or indirect benefit of the Assignor or its business, including all such uses by the Assignor itself, by any of the affiliates of the Assignor, or by any franchisee, licensee or contractor of the Assignor.

               Unless otherwise provided herein, the rules of interpretation set forth in ss.1.2 of the Credit Agreement shall be applicable to this Trademark Agreement.

     ss.2. GRANT OF SECURITY INTEREST.

          ss.2.1. Security Interest; Assignment of Marks. As collateral security for the payment and performance in full of all of the Obligations, the Assignor hereby unconditionally grants to the Agent, for the benefit of the Banks and the Agent, a continuing security interest in and first priority lien on the Pledged Trademarks, and pledges and mortgages (but does not transfer title to) the Pledged Trademarks to the Agent for the benefit of the Banks and the Agent. In addition, the Assignor has executed in blank and delivered to the Agent an assignment of federally registered trademarks in substantially the form of Exhibit 1 attached hereto (the "Assignment of Marks"). The Assignor hereby authorizes the Agent to complete as assignee and record with the PTO the Assignment of Marks upon the occurrence and during the continuance of an Event of Default and the proper exercise of the Agent's remedies under this Trademark Agreement and the Security Agreement.

          ss.2.2. Conditional Assignment. In addition to, and not by way of limitation of, the grant, pledge and mortgage of the Pledged
               Trademarks provided in ss.2.1 hereof, the Assignor grants, assigns, transfers, conveys and sets over to the Agent, for the benefit of the Banks and the Agent, the Assignor's entire right, title and interest in and to the Pledged Trademarks; provided that such grant, assignment, transfer and conveyance shall be and become of force and effect only (i) upon or after the occurrence and during the continuance of an Event of Default and (ii) either
               (A) upon the written demand of the Agent at any time during such continuance or (B) immediately and automatically (without notice or action of any kind by the Agent) upon an Event of Default for which acceleration of the Loans is automatic under the Credit Agreement or upon the sale or other disposition of or foreclosure upon the Collateral pursuant to the Security Agreement and applicable law (including the transfer or other disposition of the Collateral by the Assignor to the Agent or its nominee in lieu of foreclosure).

          ss.2.3. Supplemental to Security  Agreement.  Pursuant to the Security
               Agreement the Assignor has granted to the Agent, for the benefit of the Banks and the Agent, a continuing security interest in and lien on the Collateral (including the Pledged Trademarks). The Security Agreement, and all rights and interests of the Agent in and to the Collateral (including the Pledged Trademarks) thereunder, are hereby ratified and confirmed in all respects. In no event shall this Trademark Agreement, the grant, assignment, transfer and conveyance of the Pledged Trademarks hereunder, or the recordation of this Trademark Agreement (or any document hereunder) with the PTO, adversely affect or impair, in any way or to any extent, the Security Agreement, the security interest of the Agent in the Collateral (including the Pledged Trademarks) pursuant to the Security Agreement and this Trademark Agreement, the attachment and perfection of such security interest under the Uniform Commercial Code (including the security interest in the Pledged Trademarks), or any present or future rights and interests of the Agent in and to the Collateral under or in connection with the Security Agreement, this Trademark Agreement or the Uniform Commercial Code. Any and all rights and interests of the Agent in and to the Pledged Trademarks (and any and all obligations of the Assignor with respect to the Pledged
               Trademarks) provided herein, or arising hereunder or in connection herewith, shall only supplement and be cumulative and in addition to the rights and interests of the Agent (and the obligations of the Assignor) in, to or with respect to the Collateral (including the Pledged Trademarks) provided in or arising under or in connection with the Security Agreement and shall not be in derogation thereof.

     ss.3.REPRESENTATIONS, WARRANTIES AND COVENANTS. The Assignor represents, warrants and covenants that:

          (a) to the best of the Assignor's knowledge, Schedule A attached hereto sets forth a true and complete list of all Trademarks and Trademark Registrations now owned, licensed, controlled or used by the Assignor;

          (b) to the best of the Assignor's knowledge, the Trademarks and Trademark Registrations are subsisting and have not been adjudged invalid or unenforceable, in whole or in part, and there is no litigation or proceeding pending concerning the validity or enforceability of the Trademarks or Trademark Registrations;

          (c) to the best of the Assignor's knowledge, each of the Trademarks and Trademark Registrations is valid and enforceable;

          (d) to the best of the Assignor's knowledge, there is no infringement by others of the Trademarks, Trademark Registrations or Trademark Rights;

          (e) to the best of the Assignor's knowledge, no claim has been made that the use of any of the Trademarks does or may violate the rights of any third person, and there is no infringement by the Assignor of the trademark rights of others;

          (f) the Assignor is the sole and exclusive owner of the entire and unencumbered right, title and interest in and to each of the Trademarks (other than ownership and other rights reserved by third party owners with respect to Trademarks that the Assignor is licensed to use), free and clear of any liens, charges, encumbrances and adverse claims, including pledges, assignments, licenses, registered user agreements and covenants by the Assignor not to sue third persons, other than the security interest and assignment created by the Security Agreement and this Trademark Agreement;

          (g) the Assignor has the unqualified right to enter into this Trademark Agreement and to perform its terms and will comply with the covenants herein contained;

          (h) the Assignor has used, and will continue to use, proper statutory and other appropriate proprietary notices in connection with its use of the Trademarks;

          (i) the Assignor has used, and will continue to use for the duration of this Trademark Agreement, consistent standards of quality in its manufacture and provision of products and services sold or provided under the Trademarks;

          (j) this Trademark Agreement, together with the Security Agreement, will create in favor of the Agent a valid and perfected first priority security interest in the Pledged Trademarks upon making the filings referred to in clause (k) of this ss.3; and

          (k) except for the filing of financing statements under the Uniform Commercial Code and the recording of this Trademark Agreement with the PTO, no authorization, approval or other action by, and no notice to or filing with, any governmental or regulatory authority, agency or office is required either (A) for the grant by the Assignor or the effectiveness of the security interest and assignment granted hereby or for the execution, delivery and performance of this Trademark Agreement by the Assignor, or (B) for the perfection of or the exercise by the Agent of any of its rights and remedies hereunder.

     ss.4.INSPECTION RIGHTS. The Assignor hereby grants to each of the Agent and the Banks and its employees and agents the right to visit the Assignor's plants and facilities that manufacture, inspect or store products sold under any of the Trademarks, and to inspect the products and quality control records relating thereto at reasonable times during regular business hours.

     ss.5.NO TRANSFER OR INCONSISTENT AGREEMENTS. Without the Agent's prior written consent, the Assignor will not (a) mortgage, pledge, assign, encumber, grant a security interest in, transfer, license or alienate any of the Pledged Trademarks, or (b) enter into any agreement (for example, a license agreement) that is inconsistent with the Assignor's obligations under this Trademark Agreement or the Security Agreement.

     ss.6. AFTER-ACQUIRED TRADEMARKS, ETC.

          ss.6.1. After-acquired Trademarks. If, before the Obligations shall have been finally paid and satisfied in full, the Assignor shall obtain any right, title or interest in or to any other or new Trademarks, Trademark Registrations or Trademark Rights, the provisions of this Trademark Agreement shall automatically apply thereto and the Assignor shall promptly provide to the Agent notice thereof in writing and execute and deliver to the Agent such documents or instruments as the Agent may reasonably request further to implement, preserve or evidence the Agent's interest therein.

          ss.6.2.  Amendment to Schedule.  The Assignor  authorizes the Agent to modify this Trademark Agreement and the Assignment of Marks, without the necessity of the Assignor's further approval or signature, by amending Exhibit A attached hereto and the Annex to the Assignment of Marks to include any future or other Trademarks, Trademark Registrations or Trademark Rights under ss.ss.2 or 6 hereof.

     ss.7. TRADEMARK PROSECUTION.

          ss.7.1.  Assignor  Responsible.  The  Assignor  shall  assume full and complete responsibility for the prosecution, defense, enforcement or any other necessary or desirable actions in connection with the Pledged Trademarks, and shall hold each of the Agent and the Banks harmless from any and all costs, damages, liabilities and expenses that may be incurred by the Agent or any Bank in connection with the Agent's interest in the Pledged Trademarks or any other action or failure to act in connection with this Trademark Agreement or the transactions contemplated hereby. In respect of such responsibility, the Assignor shall retain trademark counsel reasonably acceptable to the Agent.

          ss.7.2. Assignor's Duties,  Etc. The Assignor shall have the right and the duty, through trademark counsel reasonably acceptable to the Agent, to prosecute diligently any trademark registration applications of the Trademarks pending as of the date of this Trademark Agreement or thereafter, to preserve and maintain all rights in the Trademarks and Trademark Registrations, including the filing of appropriate renewal applications and other instruments to maintain in effect the Trademark Registrations and the payment when due of all registration renewal fees and other fees, taxes and other expenses that shall be incurred or that shall accrue with respect to any of the Trademarks or Trademark Registrations. Any expenses incurred in connection with such applications and actions shall be borne by the Assignor. The Assignor shall not abandon any filed trademark registration application, or any Trademark Registration or Trademark, without the consent of the Agent, which consent shall not be unreasonably withheld.

          ss.7.3. Assignor's Enforcement Rights. The Assignor shall have the right and the duty to bring suit or other action in the Assignor's own name to maintain and enforce the Trademarks, the Trademark Registrations and the Trademark Rights. The Assignor may require the Agent to join in such suit or action as necessary to assure the Assignor's ability to bring and maintain any such suit or action in any proper forum if (but only if) the Agent is completely satisfied that such joinder will not subject the Agent or any Bank to any risk of liability. The Assignor shall promptly, upon demand, reimburse and indemnify the Agent for all damages, costs and expenses, including legal fees, incurred by the Agent pursuant to this ss.7.3.

          ss.7.4. Protection of Trademarks,  Etc. In general, the Assignor shall take any and all such actions (including institution and maintenance of suits, proceedings or actions) as may be necessary or appropriate to properly maintain, protect, preserve, care for and enforce the Pledged Trademarks. The Assignor shall not take or fail to take any action, nor permit any action to be taken or not taken by others under its control, that would adversely affect the validity, grant or enforcement of the Pledged Trademarks.

          ss.7.5. Notification by Assignor. Promptly upon obtaining knowledge thereof, the Assignor will notify the Agent in writing of the institution of, or any final adverse determination in, any proceeding in the PTO or any similar office or agency of the United States or any foreign country, or any court, regarding the validity of any of the Trademarks or Trademark Registrations or the Assignor's rights, title or interests in and to the Pledged Trademarks, and of any event that does or reasonably could materially adversely affect the value of any of the Pledged Trademarks, the ability of the Assignor or the Agent to dispose of any of the Pledged Trademarks or the rights and remedies of the Agent in relation thereto (including but not limited to the levy of any legal process against any of the Pledged Trademarks).

     ss.8.REMEDIES. Upon the occurrence and during the continuance of an Event of Default, the Agent shall have, in addition to all other rights and remedies given it by this Trademark Agreement (including, without limitation, those set forth in ss.2.2 hereof, the Credit Agreement, the Security Agreement and the other Loan Documents), those allowed by law and the rights and remedies of a secured party under the Uniform Commercial Code as enacted in the Commonwealth of Massachusetts, and, without limiting the generality of the foregoing, the Agent may immediately, without demand of performance and without other notice (except as set forth next below) or demand whatsoever to the Assignor, all of which are hereby expressly waived, sell or license at public or private sale or otherwise realize upon the whole or from time to time any part of the Pledged Trademarks, or any interest that the Assignor may have therein, and after deducting from the proceeds of sale or other disposition of the Pledged Trademarks all expenses incurred by the Agent in attempting to enforce this Trademark Agreement (including all reasonable expenses for broker's fees and legal services), shall apply the residue of such proceeds toward the payment of the Obligations as set forth in or by reference in the Security Agreement. Notice of any sale, license or other disposition of the Pledged Trademarks shall be given to the Assignor at least fifteen (15) days before the time that any intended public sale or other public disposition of the Pledged Trademarks is to be made or after which any private sale or other private disposition of the Pledged Trademarks may be made, which the Assignor hereby agrees shall be reasonable notice of such public or private sale or other disposition. At any such sale or other disposition, the Agent may, to the extent permitted under applicable law, purchase or license the whole or any part of the Pledged Trademarks or interests therein sold, licensed or otherwise disposed of.

     ss.9.COLLATERAL PROTECTION. If the Assignor shall fail to do any act that it has covenanted to do hereunder, or if any representation or warranty of the Assignor shall be breached, the Agent, in its own name or that of the Assignor (in the sole discretion of the Agent), may (but shall not be obligated to) do such act or remedy such breach (or cause such act to be done or such breach to be remedied), and the Assignor agrees promptly to reimburse the Agent for any cost or expense incurred by the Agent in so doing.

     ss.10. POWER OF ATTORNEY. If any Event of Default shall have occurred and be continuing, the Assignor does hereby make, constitute and appoint the Agent (and any officer or agent of the Agent as the Agent may select in its exclusive discretion) as the Assignor's true and lawful attorney-in-fact, with full power of substitution and with the power to endorse the Assignor's name on all applications, documents, papers and instruments necessary for the Agent to use the Pledged Trademarks, or to grant or issue any exclusive or nonexclusive license of any of the Pledged Trademarks to any third person, or to take any and all actions necessary for the Agent to assign, pledge, convey or otherwise transfer title in or dispose of any of the Pledged Trademarks or any interest of the Assignor therein to any third person, and, in general, to execute and deliver any instruments or documents and do all other acts that the Assignor is obligated to execute and do hereunder. The Assignor hereby ratifies all that such attorney shall lawfully do or cause to be done by virtue hereof and releases each of the Agent and the Banks from any claims, liabilities, causes of action or demands arising out of or in connection with any action taken or omitted to be taken by the Agent under this power of attorney (except for the Agent's gross negligence or willful misconduct). This power of attorney is coupled with an interest and shall be irrevocable for the duration of this Trademark Agreement.

     ss.11. FURTHER ASSURANCES. The Assignor shall, at any time and from time to time, and at its expense, make, execute, acknowledge and deliver, and file and record as necessary or appropriate with governmental or regulatory authorities, agencies or offices, such agreements, assignments, documents and instruments, and do such other and further acts and things (including, without limitation, obtaining consents of third parties), as the Agent may request or as may be necessary or appropriate in order to implement and effect fully the intentions, purposes and provisions of this Trademark Agreement, or to assure and confirm to the Agent the grant, perfection and priority of the Agent's security interest in the Pledged Trademarks.

     ss.12. TERMINATION. At such time as all of the Obligations have been finally paid and satisfied in full, this Trademark Agreement shall terminate and the Agent shall, upon the written request and at the expense of the Assignor, execute and deliver to the Assignor all deeds, assignments and other instruments as may be necessary or proper to reassign and reconvey to and re-vest in the Assignor the entire right, title and interest to the Pledged Trademarks previously granted, assigned, transferred and conveyed to the Agent by the Assignor pursuant to this Trademark Agreement, as fully as if this Trademark Agreement had not been made, subject to any disposition of all or any part thereof that may have been made by the Agent pursuant hereto or the Security Agreement.

     ss.13. COURSE OF DEALING. No course of dealing between the Assignor and the Agent, nor any failure to exercise, nor any delay in exercising, on the part of the Agent, any right, power or privilege hereunder or under the Security Agreement or any other agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

     ss.14. EXPENSES.  Any and all fees, costs and expenses, of whatever kind or nature, including the reasonable attorneys' fees and expenses incurred by the Agent in connection with the preparation of this Trademark Agreement and all other documents relating hereto, the consummation of the transactions contemplated hereby or the enforcement hereof, the filing or recording of any documents (including all taxes in connection therewith) in public offices, the payment or discharge of any taxes, counsel fees, maintenance or renewal fees, encumbrances, or otherwise protecting, maintaining or preserving the Pledged Trademarks, or in defending or prosecuting any actions or proceedings arising out of or related to the Pledged Trademarks, shall be borne and paid by the Assignor.

     ss.15. OVERDUE AMOUNTS. Until paid, all amounts due and payable by the Assignor hereunder shall be a debt secured by the Pledged Trademarks and other Collateral and shall bear, whether before or after judgment, interest at the rate of interest for overdue principal set forth in the Credit Agreement.

     ss.16.  NO  ASSUMPTION  OF  LIABILITY;   INDEMNIFICATION.   NOTWITHSTANDING
          ANYTHING TO THE CONTRARY CONTAINED HEREIN, NEITHER THE AGENT NOR ANY BANK ASSUMES ANY LIABILITIES OF THE ASSIGNOR WITH RESPECT TO ANY CLAIM OR CLAIMS REGARDING THE ASSIGNOR'S OWNERSHIP OR PURPORTED OWNERSHIP OF, OR RIGHTS OR PURPORTED RIGHTS ARISING FROM, ANY OF THE PLEDGED TRADEMARKS OR ANY USE, LICENSE OR SUBLICENSE THEREOF, WHETHER ARISING OUT OF ANY PAST, CURRENT OR FUTURE EVENT, CIRCUMSTANCE, ACT OR OMISSION OR OTHERWISE. ALL OF SUCH LIABILITIES SHALL BE EXCLUSIVELY THE RESPONSIBILITY OF THE ASSIGNOR, AND THE ASSIGNOR SHALL INDEMNIFY THE AGENT AND THE BANKS FOR ANY AND ALL COSTS, EXPENSES, DAMAGES AND CLAIMS, INCLUDING LEGAL FEES, INCURRED BY THE AGENT OR ANY BANK WITH RESPECT TO SUCH LIABILITIES.

     ss.17. NOTICES. All notices and other communications made or required to be given pursuant to this Trademark Agreement shall be in writing and shall be delivered in hand, mailed by United States registered or certified first-class mail, postage prepaid, or sent by telegraph, telecopy or telex and confirmed by delivery via courier or postal service, addressed as set forth in ss.20 of the Credit Agreement. Any such notice or demand shall be deemed to have been duly given or made and to have become effective (a) if delivered by hand to a responsible officer of the party to which it is directed, at the time of the receipt thereof by such officer, (b) if sent by registered or certified first-class mail, postage prepaid, two (2) Business Days after the posting thereof, and (c) if sent by telegraph, telecopy, or telex, at the time of the dispatch thereof, if in normal business hours in the country of receipt, or otherwise at the opening of business on the following Business Day.

     ss.18. AMENDMENT AND WAIVER. This Trademark Agreement is subject to modification only by a writing signed by the Agent (with the consent of the Banks or Majority Banks as provided in the Credit Agreement) and the Assignor, except as provided in ss.6.2 hereof. The Agent shall not be deemed to have waived any right hereunder unless such waiver shall be in writing and signed by the Agent and the Banks or Majority Banks as provided in the Credit Agreement. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion.

     ss.19. GOVERNING LAW; CONSENT TO JURISDICTION.  THIS TRADEMARK AGREEMENT IS
          INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT AND SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS. The Assignor agrees that any suit for the enforcement of this Trademark Agreement may be brought in the courts of the Commonwealth of Massachusetts or any federal court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such suit being made upon the Assignor by mail at the address specified in ss.17 hereof. The Assignor hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit is brought in an inconvenient court.

     ss.20. WAIVER OF JURY TRIAL.  THE ASSIGNOR WAIVES ITS RIGHT TO A JURY TRIAL
          WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS TRADEMARK AGREEMENT, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THE PERFORMANCE OF ANY SUCH RIGHTS OR OBLIGATIONS. Except as prohibited by law, the Assignor waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. The Assignor (a) certifies that neither the Agent or any Bank nor any representative, agent or attorney of the Agent or any Bank has represented, expressly or otherwise, that the Agent or any Bank would not, in the event of litigation, seek to enforce the foregoing waivers, and (b) acknowledges that, in entering into the Credit Agreement and the other Loan Documents to which the Agent or any Bank is a party, the Agent and the Banks are relying upon, among other things, the waivers and certifications contained in this ss.20.

     ss.21.  MISCELLANEOUS.  The  headings  of each  section  of this  Trademark
          Agreement are for convenience only and shall not define or limit the provisions thereof. This Trademark Agreement and all rights and obligations hereunder shall be binding upon the Assignor and its respective successors and assigns, and shall inure to the benefit of the Agent, the Banks and their respective successors and assigns. In the event of any irreconcilable conflict between the provisions of this Trademark Agreement and the Credit Agreement, or between this Trademark Agreement and the Security Agreement, the provisions of the Credit Agreement or the Security Agreement, as the case may be, shall control. If any term of this Trademark Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby, and this Trademark Agreement shall be construed and be enforceable as if such invalid, illegal or unenforceable term had not been included herein. The Assignor acknowledges receipt of a copy of this Trademark Agreement.

               IN WITNESS WHEREOF, this Trademark Collateral Security and Pledge Agreement has been executed as of the day and year first above written.

                                                     TMT-PATHWAY, L.L.C.



                                                     By:_______________________
                                                            Title:

                                                     BANKBOSTON, N.A., as Agent



                                                     By:_______________________
                                                     Peter van der Horst
                                                     Vice President

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OR STATE OF ______________________________________________)
__________________                                                     )  ss.
COUNTY OF _____________________________________________________________)

     Before me, the undersigned, a Notary Public in and for the county aforesaid, on this ____ day of May, 1999, personally appeared ______________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the _______________________ of TMT-Pathway, L.L.C., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said _________________________ acknowledged said instrument to be the free act and deed of said corporation.

                                                     --------------------------
                                                     Notary Public
                                                     My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OR STATE OF ______________________________________________)
__________________                                                     )  ss.
COUNTY OF _____________________________________________________________)

         Before me, the undersigned, a Notary Public in and for the county aforesaid, on this ____ day of May, 1999, personally appeared Peter van der Horst to me known personally, and who, being by me duly sworn, deposes and says that he is a Vice President of BankBoston, N.A. (the "Agent"), and that said instrument was signed and sealed on behalf of said Agent by authority of its Board of Directors, and said Peter van derHorst acknowledged said instrument to be the free act and deed of said Agent.

                                                     --------------------------
                                                     Notary Public
                                                     My commission expires:

                                  UNITED STATES

                     Trademarks and Trademark Registrations

  Trademark Registrations --
            or                    United States Patent and Trademark Office
       Service Mark           Registration No.             Registration Date
       ------------           ----------------             -----------------

MORLINE                            2038597                        2/18/97
DURA-STRIPE SYSTEM                 1904836                        7/11/95
DURA-LINE                          1700076                        7/14/92
MORLINE                            1711016                        9/01/92
TMT                                1565503                       11/14/89
DURA-STRIPE                        1508744                       10/18/88

        Trademark                          Pending Applications --
            or                    United States Patent and Trademark Office
       Service Mark                         Serial No. Filing Date
STORM-LINE                            ---                         5/04/99
LEGEND-BUILD                    75/559,289                        9/24/98

                                     FOREIGN

                      Trademarks and Trademark Regulations

                                                               REGISTRATIONS
                                                               -------------
                   TRADEMARK OR
 COUNTRY           SERVICE MARK           REGISTRATION NO    REGISTRATION DATE
 -------           ------------           ---------------    -----------------

 Canada               MORLINE                  414038             6/25/93
 Mexico              DURA-LINE                 425041             11/9/92

                              Pending Applications

                            Trademark or Service Mark

 Country           Mark                   Application No.       Filing Date
 -------           ----                   ---------------       -----------

 Canada            DURA-LINE                   699652             2/25/92

                             Unregistered Trademarks

                                     TMT-5D

                                     TMT-25D

                                     TMT-63P

                                    TMT-127P

                                    TMT-201T

                                    TMT-257D

                                    TMT-707P

                                    TMT-1003T

                                 Dura-Line 2000

                           The "Traffic Marking" Logo

                                    EXHIBIT 1

                ASSIGNMENT OF TRADEMARKS AND SERVICE MARKS (U.S.)


WHEREAS, TMT-PATHWAY, L.L.C., a company organized and existing under the laws of the State of Delaware, having a place of business at ____________________ (the "Assignor"), has adopted and used and is using the trademarks and service marks (the "Marks") identified on the Annex attached hereto, and is the owner of the registrations of and pending registration applications for such Marks in the United States Patent and Trademark Office identified on such Annex; and

WHEREAS,  _________________,  a __________________  organized and existing under the  laws of the  _________________  of  ________________,  having  a  place  of business at ______________________ (the "Assignee"), is desirous of acquiring the Marks and the registrations thereof and registration applications therefor;

NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged, the Assignor does hereby assign, sell and transfer unto the Assignee all right, title and interest in and to the Marks, together with (a) the registrations of and registration applications for the Marks, (b) the goodwill of the business symbolized by and associated with the Marks and the registrations thereof, and (c) the right to sue and recover for, and the right to profits or damages due or accrued arising out of or in connection with, any and all past, present or future infringements or dilution of or damage or injury to the Marks or the registrations thereof or such associated goodwill.

This Assignment of Trademarks and Service Marks (U.S.) is intended to and shall take effect as a sealed instrument at such time as the Assignee shall complete this instrument by inserting its name in the second paragraph above and signing its acceptance of this Assignment of Trademarks and Service Marks (U.S.) below.

IN WITNESS WHEREOF, the Assignor, by its duly authorized officer, has executed this assignment, as an instrument under seal, as of the __ day of ___,

----.

                                                     TMT-PATHWAY, L.L.C.



                                                     By:_______________________
                                                     Title:

The foregoing assignment of the Marks and the registrations thereof and registration applications therefor by the Assignor to the Assignee is hereby accepted as of the ___ day of ___________________, ___.

                                                     By:_______________________
                                                     Title:

                          CERTIFICATE OF ACKNOWLEDGMENT

COMMONWEALTH OR STATE OF ______________________________________________)
                                                                       )  ss.
COUNTY OF _____________________________________________________________)

         On this the ____ day of May, 1999, before me appeared __________________, the person who signed this instrument, who acknowledged that he is the ______________________ of TMT-Pathway, L.L.C. and that being duly authorized (s)he signed such instrument as a free act on behalf of corporation.

                                                     ---------------------------
                                                     Notary Public

         [Seal]
                                                     My commission expires:

                                      ANNEX

                     Trademarks and Trademark Registrations

  Trademark                                   Registrations --
     or                           United States Patent and Trademark Office
 Service Mark                         Registration No. Registration Date












  Trademark                                   Pending Applications --
     or                           United States Patent and Trademark Office
  Service Mark                               Serial No. Filing Date

                                                                Exhibit 10.25(b)

              AMENDED AND RESTATED MANAGEMENT CONSULTING AGREEMENT

THIS AMENDED AND RESTATED MANAGEMENT CONSULTING AGREEMENT ("Agreement"), is executed as of the ____ day of October, 1996, by and among TJC MANAGEMENT CORPORATION, a Delaware corporation (the "Consultant") and JACKSON PRODUCTS, INC., a Delaware corporation ("Jackson"), FLEX-O-LITE, INC. ("Flex-O-Lite"), OSD HOLDINGS, INC., a Delaware corporation ("Holdings"), and OSD ENVIZION, INC., a Delaware corporation ("Envizion") (together with Jackson, Flex-O-Lite and Holdings the "Company"). Flex-O- Lite, Holdings and Envizion are also herein referred to as the Subsidiaries.

                              W I T N E S S E T H:

WHEREAS, the Consultant, Jackson and Flex-O-Lite are parties to a management consulting agreement, dated August 16, 1995 (the "Prior Consulting Agreement");

WHEREAS, the Company and Consultant desire to terminate the Prior Consulting Agreement in its entirety simultaneously with execution of this Agreement; and

WHEREAS, the Consultant continues to have and/or have access to personnel who are highly skilled in the field of rendering advice to businesses and financial advice;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein set forth, the parties hereto do hereby agree as follows:

          1. The Company hereby retains the Consultant, through the Consultant's own personnel or through personnel available to the Consultant, to render consulting services from time to time to the Company and its Subsidiaries (whether now existing or hereafter acquired), in connection with their financial and business affairs, their relationships with their lenders, stockholders and other third-party associates or affiliates, and the expansion of their businesses. The term of this Agreement shall commence the date hereof and continue until December 31, 2005, unless extended, or sooner terminated, as provided in paragraph 3 below. The Consultant's personnel shall be reasonably available to the Company's managers, auditors and other personnel for consultation and advice, subject to Consultant's reasonable convenience and scheduling. Services may be rendered at the Consultant's offices or at such other locations selected by the Consultant as the Company and the Consultant shall from time to time agree.

               2. (a) The Company shall pay the Consultant a management fee equal to, on a per annum basis, the higher of (i) $550,000 or (ii) 2.5% of the Company's EBITDA (as defined in the Second Amended and Restated Credit Agreement, dated as of August 16, 1995, among Jackson Products, Inc., Jackson Holding Company, the Lenders named therein and Heller Financial, Inc. as Agent, as in effect on the date hereof; the "Credit Agreement") for the fiscal year. The Company shall pay the Consultant such management fee in quarterly installments equal to the higher of (i) $137,500 or (ii) 0.625% of EBITDA for such quarter on each of March 31, June 30, September 30 and December 31 of each year, commencing September 30, 1995, provided that the amount of such fee payable on September 30, 1995 shall accrue from the date of this Agreement at the annual rate of $550,000 per annum. The management fee will be recalculated, as set forth in clauses
                    (i) and (ii) above, promptly and as soon as practicable, as of the beginning of each fiscal quarter.

               (b) In addition to the above quarterly payments, the Company shall pay to the Consultant, (i) an investment banking and sponsorship fee of up to two percent (2%) of the aggregate consideration paid (including assumed or refinanced indebtedness, non-competition, earnout, contingent purchase price, incentive arrangements and similar payments) (A) by the Company in connection with the acquisition by the
                    Company of all or substantially all of the outstanding capital stock, warrants, options or other rights to acquire or sell capital stock, or all or substantially all of the business or assets of another individual, corporation, partnership or other business entity or (B) to the Company in connection with the sale by the Company of all or substantially all of the Company's outstanding capital stock, warrants, options, or other rights to acquire or sell stock, or all or substantially all of the business or assets of the Company or one of its Subsidiaries (each of the transactions described in clauses (A) and (B), a
                    "Transaction"),   including,   but  not   limited   to,  any
                    Transaction negotiated for the Company involving any affiliate of the Company or the Consultant, including, but not limited to, any Transaction involving, The Jordan Company, Jordan/Zalaznick Capital Company or any affiliates of any of the foregoing (collectively, the "Jordan Affiliates"); and (ii) a financial consulting fee of up to one percent (1%) of the amount obtained or made available pursuant to any debt, equity or other financing (including without limitation, any refinancing) by the Company with the assistance of Consultant, including, but not limited to, any financing obtained for the Company from one or more of the Jordan Affiliates, provided, that in no event shall a fee be payable under Section 2(b)(ii) hereunder (x) with respect to borrowings under the Credit Agreement or (y) with respect to financings referred to in Section 2(b)(ii) made in connection with the consummation of a Transaction. In addition, prior to paying any fee pursuant to this paragraph
                    (b) the Board of Directors of the Company (including the disinterested directors) must approve the applicable Transaction or financing and in payment of such fee as in the best interests of the Corporation.

               (c) In addition, the Company shall have paid to the Consultant a closing fee of $2.75 million upon the consummation of the merger of Jackson Acquisition Corp. and Jackson Holding Company in lieu of any fee otherwise payable under Section 2(a) and Section 2(b).

               3. The Company shall reimburse Consultant for reasonable out-of-pocket expenses and any reasonable, direct, allocable costs incurred by the Consultant and its personnel in performing services hereunder to the Company and its Subsidiaries upon the Consultant's rendering of a statement therefor, together with supporting data as the Company shall reasonably require.

               4. Notwithstanding the foregoing, the Company shall not pay the fees under Section 2 and such fees shall accrue pursuant to the second sentence of this Section 4, (a) if any payment or financial covenant default under either (i) the Credit Agreement or (ii) the Note Agreement of even date herewith by and among the Company and the other parties listed on the signature pages thereto, has occurred and is continuing (regardless of whether such Agreements are then in effect),
                    (b) if and to the extent expressly prohibited by the provisions of any credit, stock, financing or other agreements or instruments binding upon the Company, its Subsidiaries or properties, (c) if the Company has not paid interest on any interest payment date or has postponed or not made any principal payments with respect to any of their indebtedness on any scheduled payment dates, or (d) if the Company has not paid dividends on any dividend payment date as set forth in its certificate of incorporation or as declared by its Board of Directors, or has postponed or not made any redemptions on any redemption date as set forth in its certificate of incorporation or any certificate of designation with respect to its preferred stock, if any. Any payments otherwise owed hereunder, which are not made for any of the above-mentioned reasons, shall not be cancelled but rather shall accrue, without interest, and shall be payable by the Company promptly when, and to the extent, that the Company is no longer prohibited from making such payments and when the Company has become current with respect to such principal or interest payments, has become current with respect to such dividends and has made such redemptions with respect to such preferred stock, if any. This Section 4 will not, in any event, restrict or limit the Company's obligations under Section 3, 8 and 9, which will be absolute and not subject to set-off.

               5. This Agreement shall be automatically renewed for successive one-year terms starting December 31, 2005 unless either party hereto, within sixty (60) days prior to the scheduled renewal date, notifies the other party as to its election to terminate this Agreement. Notwithstanding the foregoing, this Agreement may be terminated by not less than ninety

                    (90) days' prior written notice from the Company to the Consultant at any time after (a) substantially all of the stock or substantially all of the assets of the Company are sold to any entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such sale or (b) the Company is merged or consolidated into another entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such merger and the Company is not the survivor of such transaction.

               6. The Consultant shall have no liability to the Company on account of (a) any advice which it renders to the Company, provided the Consultant believed in good faith that such advice was useful or beneficial to the Company at the time it was rendered, or (b) the Consultant's inability to obtain financing or achieve other results desired by the Company or Consultant's failure to render services to the Company at any particular time or from time to time, or (c) the failure of any transaction to meet the financial, operating or other expectations of the Company. The Company's sole remedy for any claim under this Agreement shall be termination of this Agreement.

               7. Notwithstanding anything contained in this Agreement to the contrary, the Company agrees and acknowledges that the Consultant, the Jordan Affiliates and their shareholders, employees, directors and affiliates intend to engage and participate in acquisitions and business transactions outside of the scope of the relationship created by this Agreement and neither the Consultant, any of the Jordan Affiliates nor any of their shareholders, employees, directors or affiliates shall be under any obligation whatsoever (except to the extent that fiduciary duty principles under Delaware corporate law may be applicable to individual directors and officers of the Company) to make such acquisitions, business transactions or other opportunities through the Company or offer such acquisitions, business transactions or other opportunities to the Company.

               8. The Company will, to the fullest extent permitted by applicable law, indemnify and hold harmless the Consultant, its affiliates and associates, each of the Jordan Affiliates, and each of the respective owners, partners, officers, directors, employees and agents of each of the foregoing, from and against any loss, liability, damage, claim or expenses (including the fees and expenses of counsel) arising as a result or in connection with this Agreement or the Consultant's services hereunder.

               9. Any payments paid by the Company under this Agreement shall not be subject to set-off and shall be increased by the amount, if any, of any taxes (other than income taxes) or other governmental charges levied in respect of such payments, so that the Consultant is made whole for such taxes or charges.

               10. This Agreement sets forth the entire understanding of the parties with respect to the Consultant's rendering of services to the Company. This Agreement may not be modified, waived, terminated or amended except expressly by an instrument in writing signed by the Consultant and the Company.

                    (1) This Agreement may be assigned by either party hereto without the consent of the other party, provided, however, such assignment shall not relieve such party from its obligations hereunder. Any assignment of this Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

                    (2) In the event that any provision of this Agreement shall be held to be void or unenforceable in whole or in part, the remaining provisions of this Agreement and the remaining portion of any provision held void or unenforceable in part shall continue in full force and effect.

                    (3) Except as otherwise specifically provided herein, notice given hereunder shall be deemed sufficient if delivered personally or sent by registered or certified mail to the address of the party for whom intended at the principal executive offices of such party, or at such other address as such party may hereinafter specify by written notice to the other party.

                    (4) Subsidiaries will be jointly and severally liable and obligated hereunder with respect to each obligation, responsibility and liability of the Company, as if a direct obligation of the Subsidiaries.

                    (5)  No  waiver  by  either  party  of  any  breach  of  any
                         provision   of  this   Agreement   shall  be  deemed  a
                         continuing waiver or a waiver of any preceding or succeeding breach of such provision or of any other provision herein contained.

                    (6) The Consultant and its personnel shall, for purposes of this Agreement, be independent contractors with respect to the Company.

                    (7) This Agreement shall be governed by the internal laws (and not the law of conflicts) of the State of New York.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                  TJC MANAGEMENT CORPORATION


                                                  By:__________________________
                                                  Name:
                                                  Title:


                                                  JACKSON PRODUCTS, INC.


                                                  By:__________________________
                                                  Name:
                                                  Title:


                                                  FLEX-O-LITE, INC.


                                                  By:__________________________
                                                  Name:
                                                  Title:

                                                  OSD HOLDINGS, INC.


                                                  By:__________________________
                                                  Name:
                                                  Title:


                                                  OSD ENVIZION, INC.


                                                  By:__________________________
                                                  Name:
                                                  Title:

                                                                Exhibit 10.25(c)

           SECOND AMENDED AND RESTATED MANAGEMENT CONSULTING AGREEMENT


THIS SECOND AMENDED AND RESTATED MANAGEMENT CONSULTING AGREEMENT ("Agreement"), is executed as of the 22nd day of April, 1998, between TJC MANAGEMENT
CORPORATION, a Delaware corporation (the "Consultant") and JACKSON PRODUCTS, INC., a Delaware corporation ("Jackson" and, together with all of its subsidiaries, whether now or hereafter acquired, the "Company").

                              W I T N E S S E T H:

WHEREAS, the Consultant and the Company entered into a management consulting agreement, dated as of August 16, 1995 (the "Original Consulting Agreement");

WHEREAS, the Consultant and the Company entered into an amended and restated management consulting agreement, dated as of October 21, 1996 (the "Prior Consulting Agreement") which amended and restated the Original Consulting Agreement; and

WHEREAS, the Company and Consultant desire to amend and restate the Prior Consulting Agreement in its entirety; and

WHEREAS, the Consultant continues to have and/or have access to personnel who are highly skilled in the field of rendering advice to businesses and financial advice;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein set forth, the parties hereto do hereby agree as follows:

     1. The Company hereby retains the Consultant, through the Consultant's own personnel or through personnel available to the Consultant, to render consulting services from time to time to the Company, in connection with its financial and business affairs, its relationships with its lenders, stockholders and other third-party associates or affiliates, and the expansion of its businesses. The term of this Agreement commenced on August 16, 1995 and shall continue until December 31, 2005, unless extended, or sooner terminated, as provided in Section 5 below. The Consultant's personnel shall be reasonably available to the Company's managers, auditors and other personnel for consultation and advice, subject to Consultant's reasonable convenience and scheduling. Services may be rendered at the Consultant's offices or at such other locations selected by the Consultant as the Company and the Consultant shall from time to time agree.

          2. (a) The Company shall pay the Consultant a management fee equal to, on a per annum basis, the higher of (i) $600,000 or (ii) 2.5% of the Company's EBITDA (as defined in the Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998, among Jackson, the Lenders named therein and BankBoston, N.A. as Agent, as in effect on the date hereof; the "Credit Agreement") for the fiscal year. The Company shall pay the Consultant such management fee in quarterly installments equal to the higher of (i) $150,000 or (ii) 0.625% of EBITDA for such quarter on each of March 31, June 30, September 30 and December 31 of each year, commencing June 30, 1998, provided that the amount of such fee payable on June 30, 1998 shall accrue from the date of this Agreement at the annual rate of $600,000 per annum. The management fee will be recalculated, as set forth in clauses (i) and (ii) above, promptly and as soon as practicable, as of the beginning of each fiscal quarter.

          (b) In addition to the above quarterly payments, the Company shall pay to the Consultant, (i) an investment banking and sponsorship fee of up to two percent (2%) of the aggregate consideration paid (including assumed or refinanced indebtedness, non- competition, earnout, contingent purchase price, incentive arrangements and similar payments) (A) by the Company in connection with the acquisition by the Company of all or substantially all of the outstanding capital stock, warrants, options or other rights to acquire or sell capital stock, or all or substantially all of the business or assets of another individual, corporation, partnership or other business entity or (B) to the Company in connection with the sale by the Company of all or substantially all of the Company's outstanding capital stock, warrants, options, or other rights to acquire or sell stock, or all or substantially all of the business or assets of the Company (each of the transactions described in clauses (A) and (B), a "Transaction"), including, but not limited to, any Transaction negotiated for the Company involving any affiliate of the Company or the Consultant, including, but not limited to, any Transaction involving, The Jordan Company, Jordan/Zalaznick Capital Company or any affiliates of any of the foregoing (collectively, the "Jordan Affiliates"); and (ii) a financial consulting fee of up to one percent (1%) of the amount obtained or made available pursuant to any debt, equity or other financing (including without limitation, any refinancing) by the Company with the assistance of Consultant, including, but not limited to, any financing obtained for the Company from one or more of the Jordan Affiliates, provided, that in no event shall a fee be payable under Section 2(b)(ii) hereunder (x) with respect to borrowings under the Credit Agreement or (y) with respect to financings referred to in Section 2(b)(ii) made in connection with the consummation of a Transaction. In addition, prior to paying any fee pursuant to this paragraph (b) the Board of Directors of the Company (including the disinterested directors) must approve the applicable Transaction or financing and in payment of such fee as in the best interests of the Corporation.

     (c) In addition, the Company shall have paid to the Consultant a closing fee of $1.65 million upon the consummation of the acquisitions of American Allsafe Company, Silencio/Safety Direct, Inc. and Crystaloid Electronics Company the execution and delivery of the Credit Agreement and the offering by Jackson of its 9 1/2% Senior Subordinated Notes due 2005 in lieu of any fee otherwise payable under Section 2(a) and
          Section 2(b).

     3. The Company shall reimburse Consultant for reasonable out-of- pocket expenses and any reasonable, direct, allocable costs incurred by the Consultant and its personnel in performing services hereunder to the Company and its Subsidiaries upon the Consultant's rendering of a statement therefor, together with supporting data as the Company shall reasonably require.

     4. Notwithstanding the foregoing, the Company shall not pay the fees under Section 2 (without limiting the fees, reimbursements and payments provided under Sections 3, 8, and 9 of this Agreement which shall be due and payable in all events) and such fees shall accrue pursuant to the second sentence of this Section 4, (a) if and to the extent expressly prohibited by the provisions of any credit, stock, financing or other agreements or instruments binding upon the Company or its properties, (b) if the Company has not paid interest on any interest payment date or has postponed or not made any principal payments with respect to any of its indebtedness on any scheduled payment dates, or (c) if the Company has not paid dividends on any dividend payment date as set forth in its certificate of incorporation (unless such dividends are accrued) or as declared by its Board of Directors, or has postponed or not made any redemptions on any redemption date as set forth in its certificate of incorporation or any certificate of designation with respect to its preferred stock, if any. Any payments otherwise owed hereunder, which are not made for any of the above-mentioned reasons, shall not be canceled but rather shall accrue, without interest, and shall be payable by the Company promptly when, and to the extent, that the Company is no longer prohibited from making such payments, the Company has become current with respect to such principal or interest payments, the Company has become current with respect to such dividends and has made such redemptions with respect to such preferred stock, if any. Any payment required hereunder which is not paid when due shall bear interest at the rate of seven percent (7.0%) per annum.

     5. This Agreement shall be automatically renewed for successive one- year terms starting December 31, 2005 unless either party hereto, within sixty (60) days prior to the scheduled renewal date, notifies the other party as to its election to terminate this Agreement. Notwithstanding the foregoing, this Agreement may be terminated by not less than ninety (90) days' prior written notice from the Company to the Consultant at any time after (a) substantially all of the stock or substantially all of the assets of the Company are sold to any entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such sale or (b) the Company is merged or consolidated into another entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such merger and the Company is not the survivor of such transaction.

     6.   The  Consultant  shall have no  liability to the Company on account of
          (a) any advice which it renders to the Company, provided the Consultant believed in good faith that such advice was useful or beneficial to the Company at the time it was rendered, or (b) the Consultant's inability to obtain financing or achieve other results desired by the Company or Consultant's failure to render services to the Company at any particular time or from time to time, or (c) the failure of any transaction to meet the financial, operating or other expectations of the Company. The Company's sole remedy for any claim under this Agreement shall be termination of this Agreement.

     7. Notwithstanding anything contained in this Agreement to the contrary, the Company agrees and acknowledges that the Consultant, the Jordan Affiliates and their shareholders, employees, directors and affiliates intend to engage and participate in acquisitions and business transactions outside of the scope of the relationship created by this Agreement and neither the Consultant, any of the Jordan Affiliates nor any of their shareholders, employees, directors or affiliates shall be under any obligation whatsoever (except to the extent that fiduciary duty principles under Delaware corporate law may be applicable to individual directors and officers of the Company) to make such acquisitions, business transactions or other opportunities through the Company or offer such acquisitions, business transactions or other opportunities to the Company.

     8. The Company will, to the fullest extent permitted by applicable law, indemnify and hold harmless the Consultant, its affiliates and associates, each of the Jordan Affiliates, and each of the respective owners, partners, officers, directors, employees and agents of each of the foregoing, from and against any loss, liability, damage, claim or expenses (including the fees and expenses of counsel) (collectively "Damages") arising as a result or in connection with this Agreement or the Consultant's services hereunder or other activities on behalf of the Company, unless such Damages resulted from Consultant's lack of good faith at the time it rendered any advice to the Company.

     9. Any payments paid by the Company under this Agreement shall not be subject to set-off and shall be increased by the amount, if any, of any taxes (other than income taxes) or other governmental charges levied in respect of such payments, so that the Consultant is made whole for such taxes or charges.

     10. (a) This Agreement sets forth the entire understanding of the parties with respect to the Consultant's rendering of services to the Company. This Agreement may not be modified, waived, terminated or amended except expressly by an instrument in writing signed by the Consultant and the Company.

          (b) This Agreement may be assigned by either party hereto without the consent of the other party, provided, however, such assignment shall not relieve such party from its obligations hereunder. Any assignment of this Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

          (c) In the event that any provision of this Agreement shall be held to be void or unenforceable in whole or in part, the remaining provisions of this Agreement and the remaining portion of any provision held void or unenforceable in part shall continue in full force and effect.

          (d) Except as otherwise specifically provided herein, notice given hereunder shall be deemed sufficient if delivered personally or sent by registered or certified mail to the address of the party for whom intended at the principal executive offices of such party, or at such other address as such party may hereinafter specify by written notice to the other party.

          (e) No waiver by either party of any breach of any provision of this Agreement shall be deemed a continuing waiver or a waiver of any preceding or succeeding breach of such provision or of any other provision herein contained.

          (f)  The  Consultant  and its  personnel  shall,  for purposes of this
               Agreement,   be  independent  contractors  with  respect  to  the
               Company.

          (g) This Agreement shall be governed by the internal laws (and not the law of conflicts) of the State of New York.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                 TJC MANAGEMENT CORPORATION


                                                 By:__________________________
                                                 Name:
                                                 Title:


                                                 JACKSON PRODUCTS, INC.


                                                 By:__________________________
                                                 Name:  Christopher T. Paule
                                                 Title: Vice President

                                                                Exhibit 10.43(b)
                              AMENDED AND RESTATED

                  INTERCOMPANY MANAGEMENT CONSULTING AGREEMENT

THIS AMENDED AND RESTATED MANAGEMENT CONSULTING AGREEMENT ("Agreement"), is executed as of the _____ day of October, 1996, between FLEX-O-LITE, INC. ("Flex-O-Lite"), a Delaware corporation, OSD HOLDINGS, INC. ("Holdings"), a Delaware corporation, and OSD ENVIZION, Inc. ("Envizion"), a Delaware corporation (collectivley, Flex-O-Lite, Holdings and Envizion are herein referred to as the "Company"), and JACKSON PRODUCTS, INC., a Delaware corporation ("Consultant").

                              W I T N E S S E T H:

WHEREAS, the Consultant and Flex-O-Lite are parties to a management consulting agreement, dated August 16, 1995 (the "Prior Consulting Agreement"); and

WHEREAS, the Company and Consultant desire to terminate the Prior Consulting Agreement in its entirety simultaneously with execution of this Agreement; and

WHEREAS, the Consultant continues to have and/or have access to personnel who are highly skilled in the field of rendering advice to businesses and financial advice;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein set forth, the parties hereto do hereby agree as follows:

     1. The Company hereby retains the Consultant, through the Consultant's own personnel or through personnel available to the Consultant, to render consulting services from time to time to the Company and its subsidiaries (whether now existing or hereafter acquired), in connection with their financial and business affairs, their relationships with their lenders, stockholders and other third-party associates or affiliates, and the expansion of their businesses. The term of this Agreement shall commence the date hereof and continue until August 16, 2005, unless extended, or sooner terminated, as provided in paragraph 4 below. The Consultant's personnel shall be reasonably available to the Company's managers, auditors and other personnel for consultation and advice, subject to Consultant's reasonable convenience and scheduling. Services may be rendered at the Consultant's offices or at such other locations selected by the Consultant as the Company and the Consultant shall from time to time agree.

     2. The Company shall pay the Consultant an annual fee as shall be agreed to by the parties (and, in the event of no agreement by the parties, the amount paid in the immediately preceding year), in each case payable in quarterly installments on the 30th day of March, June, September and December of each year, starting September 30, 1995.

     3. Out-of-pocket expenses (including, without limitation, an allocable amount of the Consultant's overhead expenses, as determined by the Consultant in its sole discretion) incurred by the Consultant and its personnel in performing services hereunder to the Company and its subsidiaries shall be promptly reimbursed to it by the Company upon the Consultant's rendering of a statement therefor, together with supporting data as the Company shall reasonably require.

     4. Notwithstanding the foregoing, the Company shall not be required to pay the fees under Section 3 (without limiting the obligation for payment of the fees, reimbursements and payments provided under Sections 7 and 8 of this Agreement which shall be due and payable in all events), (a) if and to the extent expressly prohibited by the provisions of any credit, stock, financing or other agreements or instruments binding upon the Company, its subsidiaries or properties,
          (b) if the Company, or any of its subsidiaries, has not paid interest on any interest payment date or has postponed or not made any principal payments with respect to any of their indebtedness on any scheduled payment dates, or (c) if the Company has not paid dividends on any dividend payment date as set forth in its certificate of incorporation or as declared by its Board of Directors, or has postponed or not made any redemptions on any redemption date as set forth in its certificate of incorporation or any certificate of designation with respect to its preferred stock, if any. Any payments otherwise owed hereunder, which are not made for any of the above-mentioned reasons, shall not be cancelled but rather shall accrue, and shall be payable by the Company promptly when, and to the extent, that the Company is no longer prohibited from making such payments and when the Company has become current with respect to such principal or interest payments, has become current with respect to such dividends and has made such redemptions with respect to such preferred stock, if any. Any payment required hereunder which is not paid when due shall bear interest at the rate of ten percent (10%) per annum.

     5. This Agreement shall be automatically renewed for successive one-year terms starting August 16, 2005 unless either party hereto, within sixty (60) days prior to the scheduled renewal date, notifies the other party as to its election to terminate this Agreement. Notwithstanding the foregoing, this Agreement may be terminated by not less than ninety (90) days' prior written notice from the Company to the Consultant at any time after (i) substantially all of the stock or substantially all of the assets of the Company are sold to any entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such sale, or (ii) the Company is merged or consolidated into another entity unaffiliated with the Consultant and/or a majority of the Company's stockholders immediately prior to such merger and the Company is not the survivor of such transaction.

     6.   The  Consultant  shall have no  liability to the Company on account of
          (i) any advice which it renders to the Company, provided the Consultant believed in good faith that such advice was useful or beneficial to the Company at the time it was rendered, or (ii) the Consultant's inability to obtain financing or achieve other results desired by the Company or Consultant's failure to render services to the Company at any particular time or from time to time, or (iii) the failure of any transaction to meet the financial, operating or other expectations of the Company. The Company's sole remedy for any claim under this Agreement shall be termination of this Agreement.

     7. The Company will, to the fullest extent permitted by applicable law, indemnify and hold harmless the Consultant, its affiliates and associates, and each of the respective owners, partners, officers, directors, employees and agents of each of the foregoing, from and against any loss, liability, damage, claim or expenses (including the fees and expenses of counsel) arising as a result or in connection with this Agreement, the Consultant's services hereunder or other activities on behalf of the Company and its subsidiaries.

     8. The amount of any payments paid by the Company under this Agreement shall be increased by the amount, if any, of any taxes (other than income taxes) or other governmental charges levied in respect of such payments, so that the Consultant is made whole for such taxes or charges.

     9. a. This Agreement sets forth the entire understanding of the parties with respect to the Consultant's rendering of services to the Company. This Agreement may not be modified, waived, terminated or amended except expressly by an instrument in writing signed by the Consultant and the Company.

     b. This Agreement may not be assigned by the Company without the consent of the Consultant, but may be assigned by the Consultant to any affiliate of the Consultant, as the term "affiliate" is used in the federal securities laws, and may be assigned or pledged by the Consultant to any financial institution or other lender. Any permitted assignment of this Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

     c. In the event that any provision of this Agreement shall be held to be void or unenforceable in whole or in part, the remaining provisions of this Agreement and the remaining portion of any provision held void or unenforceable in part shall continue in full force and effect.

     d. Except as otherwise specifically provided herein, notice given hereunder shall be deemed sufficient if delivered personally or sent by registered or certified mail to the address of the party for whom intended at the principal executive offices of such party, or at such other address as such party may hereinafter specify by written notice to the other party.

     e. No waiver by any party of any breach of any provision of this Agreement shall be deemed a continuing waiver or a waiver of any preceding or succeeding breach of such provision or of any other provision herein contained.

     f.   The  Consultant  and  its  personnel   shall,  for  purposes  of  this
          Agreement, be independent contractors with respect to the Company.

     g. This Agreement shall be governed by the internal laws (and not the law of conflicts) of the State of New York.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                 FLEX-O-LITE, INC.


                                                 By
                                                    Name:
                                                    Title:


                                                 OSD HOLDINGS, INC.


                                                 By
                                                    Name:
                                                    Title:


                                                 OSD ENVIZION, INC.


                                                 By
                                                    Name:
                                                    Title:


                                                 JACKSON PRODUCTS, INC.


                                                 By
                                                    Name:
                                                    Title:

                                                                      Exhibit 21

                   LIST OF SUBSIDIARIES OF THE COMPANY

Personal Safety Products Group
--------------------------------

American Allsafe Company

Silencio/Safety Direct, Inc.

Crystaloid Technologies, Inc.

Lansec Holding GmbH


Highway Safety Products Group
-------------------------------

Flex-O-Lite, Inc.

TMT-Pathway, L.L.C.












SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JACKSON PRODUCTS, INC.
                                            (Registrant)


                                       By:/s/ Christopher T. Paule
                                       ---------------------------
                                       Christopher T. Paule
                                       President and Chief Operating Officer
 Date: 3/16/00
                                       By:/s/ Mark A. Kolmer
                                       ---------------------
                                       Mark A. Kolmer
                                       Vice President - Finance