Form 10-Q
period 2000-03-31
JACKSON PRODUCTS INC
filed 2000-05-12
CIK 906737

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             38,530 shares of Class A Common Stock at March 31, 2000
              8,256 shares of Class C Common Stock at March 31, 2000

                             JACKSON PRODUCTS, INC.


                                      INDEX

PAGE

Part I. Financial Information:

Item 1. Consolidated  Financial Statements as of March 31,
        2000 and December 31, 1999 (unaudited):

        Consolidated Balance Sheets                                           2

        Consolidated Statements of Operations                                 3

        Consolidated Statements of Cash Flow                                  4

        Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                        14

Item 3. Quantitative and Qualitative Disclosure about Market Risk            16

Part II.Other Information                                                    16

        Signature Page                                                       16

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                          March 31,  December 31,
                                 ASSETS                                     2000          1999
                                 ------                                   ---------    ---------

Current assets:

    Cash ................................................................ $     307    $     244
    Accounts receivable, net of allowance for doubtful accounts of $1,063
       and $1,140 in 2000 and 1999, respectively ........................    31,371       25,593
    Inventories .........................................................    36,179       34,461
    Deferred tax assets .................................................     2,408        1,823
    Prepaid expenses ....................................................       901          869
                                                                          ---------    ---------
                Total current assets ....................................    71,166       62,990

Property, plant, and equipment, net .....................................    43,750       44,521
Intangibles .............................................................    78,461       82,816
Deferred financing costs ................................................     5,734        6,061
Other noncurrent assets .................................................         5            5
                                                                          ---------    ---------
                                                                          $ 199,116    $ 196,393
                                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Accounts payable ..............................................       $  14,878    $  12,875
    Accrued and other liabilities .................................           7,712        6,837
    Accrued interest ..............................................           6,064        3,315
    Accrued income taxes ..........................................             440          460
                                                                          ---------    ---------
                Total current liabilities .........................          29,094       23,487

Long-term debt ....................................................         222,251      221,027
Other noncurrent liabilities ......................................           3,067        3,067

Stockholders' deficit:

    Class A Common  Stock,  $.01 par  value; 100,000 shares
    authorized; 38,530 shares issued and outstanding at March 31,
    2000 and December 31, 1999 ...................................               --           --

    Class C common stock, $.01 par value; 15,000 shares authorized;
    8,526 shares issued and outstanding at March 31, 2000 and
    December 31, 1999 .............................................              --           --

    Additional paid-in capital ....................................           2,952        2,952
    Accumulated other comprehensive loss ..........................            (863)        (679)
    Loans due on common stock .....................................            (329)        (329)
    Accumulated deficit ...........................................         (57,056)     (53,132)
                                                                          ---------    ---------
                Total stockholders' deficit .......................         (55,296)     (51,188)
                                                                          ---------    ---------
                                                                          $ 199,116    $ 196,393
                                                                          =========    =========

                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                   2000        1999
                                                 --------    --------


Net sales ....................................   $ 51,716    $ 43,640

Operating expenses:
      Cost of sales ..........................     36,432      29,917
      Selling, general and administrative ....      9,283       8,035
      Amortization of intangibles ............      4,536       2,965
                                                 --------    --------
Total operating expenses .....................     50,251      40,917
                                                 --------    --------

Operating income .............................      1,465       2,723

Other:
      Interest expense, net ..................     (5,051)     (4,404)
      Amortization of deferred financing costs       (375)       (375)
      Other ..................................       (229)       (206)
                                                 --------    --------

Loss before income tax (benefit) expense .....     (4,190)     (2,262)
Income tax (benefit) expense .................       (266)        130
                                                 --------    --------

Net loss .....................................   $ (3,924)   $ (2,392)
                                                 ========    ========




                See accompanying notes to consolidated financial
                                  statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Three months ended March 31,
                                                                            2000         1999
                                                                         ----------   -----------

Cash flows from operating activities:

      Net loss .........................................................   $(3,924)      $(2,392)
      Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation ..................................................     2,049         1,459
         Amortization of deferred financing costs, intangibles
            and debt discount ..........................................     4,911         3,369
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable ...........................................    (5,778)       (7,345)
         Inventories ...................................................    (1,718)          806
         Accounts payable ..............................................     2,003          (931)
         Accrued and other liabilities .................................       645           (50)
         Accrued interest ..............................................     2,749         2,670
         Accrued taxes .................................................       (20)           --
         Other, net ....................................................      (796)         (322)
                                                                           -------       -------
      Net cash provided by (used in) operating activities ..............       121        (2,736)

Cash flows from investing activities:

      Acquisition of business including transaction costs, net
         of cash aquired ...............................................        --        (1,278)
      Capital expenditures .............................................    (1,282)       (1,864)
                                                                           -------       -------
      Net cash used in investing activities ............................    (1,282)       (3,142)

Cash flows from financing activities:

      Net borrowings of long-term debt .................................     1,224         5,826
      Repurchase of common stock, net of loan repayments ...............      --              (3)
                                                                           -------       -------
      Net cash provided by financing activities ........................     1,224         5,823

Net increase (decrease) in cash ........................................        63           (55)
Cash, beginning of period ..............................................       244           327
                                                                           -------       -------
Cash, end of period ....................................................   $   307       $   272
                                                                           =======       =======


           See accompanying notes to consolidated financial statements

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1999 balances have been reclassified to conform to 2000 presentation. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2) Inventory

     Inventories at March 31, 2000 consist of the following (in thousands):

        Raw materials.............................. $13,685
        Work-in-process............................   6,663
        Finished goods.............................  15,831
                                                     ------
                                                    $36,179

(3) Acquisitions

     Jackson Products, Inc. (the Company) acquired American Allsafe Company and Silencio/Safety Direct, Inc. on April 22, 1998; Crystaloid Technologies, Inc. on April 23, 1998; Kedman Company on July 22, 1998 (collectively, the "Acquisitions"); certain assets of OK Beads, Inc. ("OK Beads) on January 25, 1999; and TMT-Pathway, L.L.C. ("TMT-Pathway") on May 17, 1999. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

     Pro forma consolidated net sales would have been $49.2 million for the three months ended March 31, 1999; the pro forma consolidated net loss would have been $4.5 million for the three months ended March 31, 1999. The unaudited pro forma consolidated statement of operations information of the Company for the three months ended March 31, 1999 gives effect to: (i) the OK Beads acquisition and the TMT-Pathway acquisition; and (ii) the Refinancing, as discussed in Note 4, as if each had occurred on January 1, 1999. These pro forma amounts represent unaudited data and in the opinion of management of the Company, are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(4) Financing Activities

     Credit Agreement

     In connection with the Allsafe acquisition and the Crystaloid acquisition, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving line facilities is April 30, 2004. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at March 31, 2000. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate will be adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined in the Credit Agreement). The average interest rate on outstanding borrowings was 8.4% at March 31, 2000. As of March 31, 2000, there was $6.3 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding resulting in availability of $21.8 million.

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

(5) Summary by Business Segment

     The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP"). Information related to the Company's operations by business segment for the three months ended March 31, 2000 and 1999 is as follows:

                                               Three Months Ended            Three Months Ended
                                                 March 31, 2000                March 31, 1999
                                                 --------------                --------------
(In thousands)
                                             PSP       HSP      Total      PSP       HSP      Total
                                           -------   -------   -------   -------   -------   -------
Sales ..................................   $34,771   $23,719   $58,490   $32,617   $16,903   $49,520
Intercompany sales .....................     6,720        54     6,774     5,850        30     5,880
                                           -------   -------   -------   -------   -------   -------
Total net sales ........................    28,051    23,665    51,716    26,767    16,873    43,640
Operating income .......................     2,371       378     2,749     1,681     2,002     3,683
EBIDTA .................................     6,072     3,201     9,273     4,995     3,124     8,119


                                              As of March 31, 2000         As of December 31, 1999
                                         -----------------------------  ----------------------------

                                             PSP       HSP      Total      PSP       HSP      Total
                                           -------   -------   -------   -------   -------   -------
Assets .................................    88,827   100,119   188,946    89,751    96,956   186,707

     Following  are   reconciliations  of  the  segment   information  with  the
     consolidated totals per the financial statements (in thousands of dollars).

                                                          2000      1999
                                                          ----      ----

        Operating Income:
        Total operating income for reportable segments $  2,749  $  3,683
        Unallocated expenses.........................    (1,284)     (960)
                                                       --------   -------
        Total consolidated operating income..........  $  1,465  $  2,723
                                                       ========  ========
        EBITDA:
        Total EBITDA for reportable segments.........  $  9,273  $  8,119
        Unallocated EBITDA...........................    (1,223)     (972)
                                                       --------   -------
        Total consolidated EBITDA....................  $  8,050  $  7,147
                                                       ========  ========

        EBITDA to Net Loss:
        Consolidated EBITDA..........................  $  8,050  $  7,147
        Depreciation and amortization................    (6,960)   (4,799)
        Other........................................      (229)     (206)
        Interest, net................................    (5,051)   (4,404)
                                                       --------   -------
        Loss before income tax (benefit) expense.....  $ (4,190) $ (2,262)
                                                       ========  ========

        Assets:
        Total assets for reportable segments.........  $188,946  $186,707
        Unallocated assets...........................    10,170     9,686
                                                       --------   -------
        Total consolidated assets....................  $199,116  $196,393
                                                       ========  ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Condensed Consolidating Financial Information

     The payment of principal, premium, interest and liquidated damages on the Notes will be unconditionally guaranteed, jointly and severally, on a senior subordinated basis by American Allsafe Company, a Delaware corporation, Crystaloid Technologies, Inc., a Delaware corporation, OSD Envizion, Inc., a Delaware corporation, Flex-O-Lite, Inc., a Delaware corporation, Silencio/Safety Direct, a Nevada Corporation and TMT-Pathway, L.L.C. as guarantors (collectively, the "Guarantors"). In late 1999, OSD was merged into the Company. Beginning January 1, 2000, OSD's results of operations are included in the operating results of Jackson Products, Inc. (the "Parent Company").

     Financial information regarding the Guarantors as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 is presented below for the purpose of complying with the reporting requirements of the Guarantors Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2000
                             (Dollars in thousands)

                                                                          Non
                                              Parent     Guarantor     Guarantor
                                              Company   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                              -------   ------------   ----------   ------------   ------------

         ASSETS
Current assets:

      Cash                                  $      --    $      --     $     307     $      --       $     307
      Accounts receivable, net                  6,110       23,769         1,492            --          31,371
      Inventories                               8,549       26,777         1,393          (540)         36,179
      Deferred tax assets                       2,408           --            --            --           2,408
      Prepaid expenses                            508          270           123            --             901
                                            ---------    ---------     ---------     ---------       ---------
         Total current assets                  17,575       50,816         3,315          (540)         71,166

Property, plant and equipment                  11,845       31,627           278            --          43,750
Intangibles                                    15,956       60,234         2,271            --          78,461
Note receivable                                84,613        9,229            --       (93,842)             --
Deferred financing costs                        5,734           --            --            --           5,734
Investment in subsidiaries                     19,859           --            --       (19,859)             --
Other noncurrent assets                            --            5            --            --               5
                                            ---------    ---------     ---------     ---------       ---------
                                            $ 155,582    $ 151,911     $   5,864     $(114,241)      $ 199,116
                                            =========    =========     =========     =========       =========

            LIABILITIES AND
      STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable to parent               $      --    $  90,265     $   3,577     $ (93,842)      $      --
      Accounts payable                          4,562        9,920           396            --          14,878
      Accrued and other liabilities             3,720        3,722           270            --           7,712
      Accrued interest                          6,064           --            --            --           6,064
      Accrued taxes                               440           --            --            --             440
                                            ---------    ---------     ---------     ---------       ---------
         Total current liabilities             14,786      103,907         4,243       (93,842)         29,094

Long-term debt                                222,251           --            --            --         222,251
Other noncurrent liabilities                    3,067           --            --            --           3,067
Due to parent                                 (27,940)      23,158         4,782            --              --

Stockholders' deficit:
      Common stock                                                                                          --
      Additional paid-in capital                2,951       34,500            --       (34,499)          2,952
      Accumulated other comprehensive loss         --         (249)         (614)           --            (863)
      Loans due on common stock                  (329)          --            --            --            (329)
      Accumulated deficit                     (59,204)      (9,405)       (2,547)       14,100         (57,056)
                                            ---------    ---------     ---------     ---------       ---------
         Total stockholders' deficit          (56,582)      24,846        (3,161)      (20,399)        (55,296)
                                            ---------    ---------     ---------     ---------       ---------
                                            $ 155,582    $ 151,911     $   5,864     $(114,241)      $ 199,116
                                            =========    =========     =========     =========       =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 2000
                             (Dollars in thousands)

                                                                                   Non
                                                        Parent     Guarantor     Guarantor
                                                        Company   Subsidiaries  Subsidiary    Eliminations  Consolidated
                                                        -------   ------------   ----------   ------------  ------------
Net sales                                            $   18,860   $   37,790    $    1,840    $   (6,774)   $   51,716
Operating expenses:
      Cost of sales                                      13,444       28,558         1,181        (6,751)       36,432
      Selling, general and administrative                 2,972        5,399           912            --         9,283
      Amortization of intangibles                           887        3,604            45            --         4,536
                                                     ----------   ----------    ----------    ----------    ----------
Total Operating Expenses                                 17,303       37,561         2,138        (6,751)       50,251
                                                     ----------   ----------    ----------    ----------    ----------

Operating income (loss)                                   1,557          229          (298)          (23)        1,465

Other
      Interest expense, net                              (5,051)          --            --            --        (5,051)
      Amortization of deferred financing costs             (375)          --            --            --          (375)
      Other                                                (229)          --            --            --          (229)
                                                     ----------   ----------    ----------    ----------    ----------

Income (loss) before income tax (benefit) expense        (4,098)         229          (298)          (23)       (4,190)

Income (benefit) tax expense                               (363)          97            --            --          (266)

Equity in earnings (loss) of subsidiaries                  (166)          --            --           166            --
                                                     ----------   ----------    ----------    ----------    ----------

Net income (loss)                                    $   (3,901)  $      132    $     (298)   $      143    $   (3,924)
                                                     ==========   ==========    ==========    ==========    ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                        Three months ended March 31, 2000
                             (Dollars in thousands)

                                                                                           Non
                                                               Parent     Guarantor     Guarantor
                                                               Company   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                               -------   ------------   ----------   ------------   ------------

     Cash flow from operating activities:
     Net cash provided by (used in) operating activities:   $    1,014    $     (663)   $     (396)   $      166    $      121
                                                            ----------    ----------    ----------    ----------    ----------

     Cash flows from investing activities:
        Acquisition of business including transaction costs,
           net of cash acquired                                     --            --            --            --            --
        Capital expenditures                                      (452)         (790)          (40)           --        (1,282)
                                                            ----------    ----------    ----------    ----------    ----------
     Net cash used in investing activities                        (452)         (790)          (40)           --        (1,282)
                                                            ----------    ----------    ----------    ----------    ----------

     Cash flows from financing activities:
        Net borrowings of long-term debt                         1,224            --            --            --         1,224
                                                            ----------    ----------    ----------    ----------    ----------
     Net cash provided by financing activities                   1,224            --            --            --         1,224
                                                            ----------    ----------    ----------    ----------    ----------

     Net increase (decrease) in cash                        $    1,786    $   (1,453)   $     (436)   $      166            63
                                                            ==========    ==========    ==========    ==========
     Cash, beginning of period                                                                                             244
                                                                                                                    ----------
     Cash, end of period                                                                                            $      307
                                                                                                                    ==========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999
                             (Dollars in thousands)

                                                                          Non
                                              Parent     Guarantor     Guarantor
                                              Company   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                              -------   ------------   ----------   ------------   ------------
              ASSETS
Current assets:

      Cash                                  $      --    $      --     $     244     $      --       $     244
      Accounts receivable, net                  4,315       19,972         1,306            --          25,593
      Inventories                               6,208       27,120         1,650          (517)         34,461
      Deferred tax assets                       1,823           --            --            --           1,823
      Prepaid expenses                            222          543           104            --             869
                                            ---------    ---------     ---------     ---------       ---------
              Total current assets             12,568       47,635         3,304          (517)         62,990

Property, plant and equipment                  11,235       33,012           274            --          44,521
Intangibles                                    12,604       67,896         2,316            --          82,816
Note receivable from subsidiaries              84,613        9,229            --       (93,842)             --
Deferred financing costs                        6,061           --            --            --           6,061
Investment in subsidiaries                     20,025           --            --       (20,025)             --
Other noncurrent assets                            --            5            --            --               5
                                            ---------    ---------     ---------     ---------       ---------
                                            $ 147,106    $ 157,777     $   5,894     $(114,384)      $ 196,393
                                            =========    =========     =========     =========       =========

              LIABILITIES AND
        STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable to parent               $      --    $  90,265     $   3,577     $ (93,842)      $      --
      Accounts payable                          2,482       10,078           315            --          12,875
      Accrued and other liabilities             2,811        3,583           443            --           6,837
      Accrued interest                          3,315           --            --            --           3,315
      Accrued taxes                               460           --            --            --             460
                                            ---------    ---------     ---------     ---------       ---------
              Total current liabilities         9,068      103,926         4,335       (93,842)         23,487


Long-term debt                                221,027           --            --            --         221,027
Other noncurrent liabilities                    3,067           --            --            --           3,067
Due to parent                                 (36,062)      31,779         4,283            --              --

Stockholders' deficit:

      Common stock                                 --            1            --            (1)             --
      Additional paid-in capital                2,951       34,499            --       (34,498)          2,952
      Accumulated other comprehensive loss         --         (204)         (475)           --            (679)
      Loans due on common stock                  (329)          --            --            --            (329)
      Accumulated deficit                     (52,616)     (12,224)       (2,249)       13,957         (53,132)
                                            ---------    ---------     ---------     ---------       ---------
              Total stockholders' deficit     (49,994)      22,072        (2,724)      (20,542)        (51,188)
                                            ---------    ---------     ---------     ---------       ---------
                                            $ 147,106    $ 157,777     $   5,894     $(114,384)      $ 196,393
                                            =========    =========     =========     =========       =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 1999
                             (Dollars in thousands)

                                                                                    Non
                                                        Parent     Guarantor     Guarantor
                                                        Company   Subsidiaries  Subsidiary    Eliminations  Consolidated
                                                        -------   ------------  ----------   ------------  ------------
Net sales                                            $   12,541     $ 34,873    $    2,106    $   (5,880)     $ 43,640
Operating expenses:
      Cost of sales                                       9,011       25,374         1,325        (5,793)       29,917
      Selling, general and administrative                 2,596        4,445           994             -         8,035
      Amortization of intangibles                           275        2,632            58             -         2,965
                                                     ----------   ----------    ----------    ----------    ----------
Total Operating Expenses                                 11,882       32,451         2,377        (5,793)       40,917
                                                     ----------   ----------    ----------    ----------    ----------

Operating income (loss)                                     659        2,422          (271)          (87)        2,723

Other
      Interest expense, net                              (3,510)        (894)           --            --        (4,404)
      Amortization of deferred financing costs             (375)          --            --            --          (375)
      Other                                               2,875       (3,081)           --            --          (206)
                                                     ----------   ----------    ----------    ----------    ----------

Loss before income tax expense                             (351)      (1,553)         (271)          (87)       (2,262)

Income tax expense                                           70           60            --            --           130

Equity in earnings (loss) of subsidiaries                (1,884)          --            --         1,884            --
                                                     ----------   ----------    ----------    ----------    ----------

Net income (loss)                                    $   (2,305)  $   (1,613)   $     (271)   $    1,797    $   (2,392)
                                                     ==========   ==========    ==========    ==========    ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                        Three months ended March 31, 1999
                             (Dollars in thousands)

                                                                                           Non
                                                               Parent     Guarantor     Guarantor
                                                               Company   Subsidiaries   Subsidiary   Eliminations  Consolidated
                                                               -------   ------------   ----------   ------------  ------------
     Cash flow from operating activities:
     Net cash provided (used in) by operating activities:   $      156    $   (4,175)   $     (601)   $    1,884    $   (2,736)
                                                            ----------    ----------    ----------    ----------    ----------

     Cash flows from investing activities:
        Acquisition of business including transaction costs,
           net of cash acquired                                     --        (1,278)           --            --        (1,278)
        Capital expenditures                                      (645)       (1,137)          (82)           --        (1,864)
                                                            ----------    ----------    ----------    ----------    ----------
     Net cash used in investing activities                        (645)       (2,415)          (82)           --        (3,142)
                                                            ----------    ----------    ----------    ----------    ----------
     Cash flows from financing activities:
        Net borrowings of long-term debt                         5,826            --            --            --         5,826
        Repurchase of common stock, net of loan repayments          (3)           --            --            --            (3)
                                                            ----------    ----------    ----------    ----------    ----------
     Net cash provided by financing activities                   5,823            --            --            --         5,823
                                                            ----------    ----------    ----------    ----------    ----------

     Net increase (decrease) in cash                        $    5,334    $   (6,590)   $     (683)   $    1,884           (55)
                                                            ==========    ==========    ==========    ==========
     Cash, beginning of period                                                                                             327
                                                                                                                    ----------
     Cash, end of period                                                                                            $      272
                                                                                                                    ==========

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

EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the senior subordinated notes.

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

On January 25, 1999,  the Company  acquired  certain assets of OK Beads Inc. for approximately $1.0 million. On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, L.L.C., acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million (the "TMT-Pathway Acquisition"), net of a $1.7 million purchase price adjustment. Operating results of the TMT-Pathway Acquisition and OK Beads have been included in the financial statements of the Company as of these dates.

The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP").

Three Months Ended March 31, 2000 Compared
to Three Months Ended March 31, 1999
------------------------------------------

Net sales- Net sales for the three months ended March 31, 2000 increased 18.5% to $51.7 million from $43.6 million in 1999. PSP net sales increased 4.8% in the first quarter of 2000 over the same period in 1999. The increase was attributable to improved demand within the welding safety market, partially offset by the continued devaluation of foreign currencies on European sales. HSP net sales for the comparable three months increased 40.3% from $16.9 million to $23.7 million primarily due to the TMT-Pathway Acquisition, which provided $5.8 million in net sales. Had the TMT-Pathway Acquisition occurred on January 1, 1999, consolidated net sales for the first quarter of 2000 would have reflected an increase of $2.6 million, or 5.2% over the prior year period.

Cost of sales- Cost of sales for the three months ended March 31, 2000 increased 21.8% to $36.4 million from $29.9 million for the same period in 1999, primarily as a result of the increase in net sales. Cost of sales as a percentage of sales increased to 70.4% from 68.6%, due primarily to lower HSP margins. PSP first quarter cost of sales increased 3.2% in 2000 over first quarter 1999 on increased sales, however as a percentage of sales decreased from 64.4% to 63.4% due to higher overhead absorption. HSP cost of sales increased 47.0% in first quarter 2000 to $18.6 million from $12.7 million in 1999 due to increased sales associated with the TMT-Pathway Acquisition and higher natural gas prices. HSP first quarter cost of sales as a percentage of sales increased to 78.8% from 75.2% in 1999.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended March 31, 2000 increased 15.5% to $9.3 million from $8.0 million due primarily to the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales decreased from 18.4% to 17.9%.

EBITDA- EBITDA for the first quarter 2000 increased $0.9 million, or 12.6%, over the first quarter 1999, due to the TMT-Pathway Acquisition and strong performance within the PSP segment. Had the TMT-Pathway Acquisition occurred on January 1, 1999, EBITDA would have increased 8.0% from first quarter 1999. PSP EBITDA for the three month comparable period increased 21.6%, while pro forma HSP EBITDA decreased 6.6% on increased natural gas and freight costs.

Operating income- Operating income for the three months ended March 31, 2000 decreased to $1.5 million from $2.7 million in 1999 due to a greater mix of lower HSP margins associated with the TMT-Pathway Acquisition. PSP operating income increased $0.7 million in first quarter 2000 over the prior year period, however HSP operating income decreased $1.6 million due to higher natural gas prices and increased amortization expense associated with the TMT-Pathway Acquisition.

Income tax benefit (expense)- Income tax benefit (expense) for the three months ended March 31, 2000 and 1999 was $0.3 million and ($0.1 million), respectively. The net first quarter 2000 benefit was due to the recognition of $0.6 million of net operating loss carryforwards associated with the first quarter taxable loss.

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operating activities for the three months ended March 31, 2000 and 1999 was $0.1 million and ($2.7 million), respectively. The improvement over the prior year stems from improved management of working capital and in particular, receivables. Changes in working capital resulted in cash uses of $2.9 million and $5.2 million for the three months ended March 31, 2000 and 1999, respectively.

Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $1.3 million and $3.1 million, respectively. Capital expenditures for the three months ended March 31, 2000 and 1999 were $1.3 million and $1.9 million, respectively. The lower use of cash in the first quarter 2000 is associated with the reduction in acquisition activity and lower capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $1.2 million and $5.8 million, respectively. The decrease in first quarter 2000 is a result of stronger operating cash flow and therefore lower borrowing on the Company's revolving credit facility.

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving line facilities is April 30, 2004. At March 31, 2000 there was $6.3 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding resulting in availability of $21.8 million. The average interest rate on the New Credit Facility outstanding borrowings was 8.4% at March 31, 2000.

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

The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the remainder of 2000.

ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                                                JACKSON PRODUCTS, INC.
                                                (Registrant)


Date: 05/12/00                                  By:/s/ Christopher T. Paule
                                                ---------------------------
                                                Christopher T. Paule
                                                President and Chief
                                                Operating Officer

                                                By:/s/ Mark A. Kolmer
                                                ---------------------
                                                Mark A. Kolmer
                                                Vice President - Finance