Form 10-Q
period 2000-06-30
JACKSON PRODUCTS INC
filed 2000-08-09
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          38,530 shares of Class A Common Stock at June 30, 2000
           8,526 shares of Class C Common Stock at June 30, 2000

                                    JACKSON PRODUCTS, INC.



                                      INDEX

                                                                            PAGE

Part I. Financial Information:

Item 1. Consolidated Financial Statements as of June 30, 2000 and December 31,1999 and the three and six months ended
         June 30, 2000 and 1999 (unaudited):

         Consolidated Balance Sheets                                          2

         Consolidated Statements of Operations                                3

         Consolidated Statements of Cash Flow                                 4

         Notes to Consolidated Financial Statements                           5


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           19

Part II. Other Information                                                   19

         Signature Page                                                      19

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                              June 30,  December 31,
                               ASSETS                                           2000         1999
                               ------                                         -------   -----------
Current assets:
   Cash .................................................................   $     436    $     244
   Accounts receivable, net of allowance for doubtful accounts of $1,080
      and $1,140 in 2000 and 1999, respectively .........................      39,409       25,593
   Inventories ..........................................................      36,633       34,461
   Deferred tax assets ..................................................       1,823        1,823
   Prepaid expenses .....................................................         739          869
                                                                            ---------    ---------
             Total current assets .......................................      79,040       62,990

Property, plant, and equipment, net .....................................      43,005       44,521
Intangibles .............................................................      74,470       82,816
Deferred financing costs ................................................       5,406        6,061
Other noncurrent assets .................................................          --            5
                                                                            ---------    ---------
                                                                            $ 201,921    $ 196,393
                                                                            =========    =========


             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------

Current liabilities:
   Accounts payable .....................................................   $  18,213    $  12,875
   Accrued and other liabilities ........................................       7,147        6,837
   Accrued interest .....................................................       3,485        3,315
   Accrued income taxes .................................................       1,503          460
                                                                            ---------    ---------
             Total current liabilities ..................................      30,348       23,487

Long-term debt ..........................................................     224,038      221,027
Other noncurrent liabilities ............................................       3,067        3,067

Stockholders' deficit:
   Class A Common Stock, $.01 par value; 100,000 shares authorized;
      38,530 shares issued and outstanding at June 30, 2000 and
      December 31, 1999 .................................................          --           --

   Class C common stock, $.01 par value;  15,000 shares  authorized;
      8,526 shares issued and outstanding at June 30, 2000 and
      December 31, 1999 .................................................          --           --

   Additional paid-in capital ...........................................       2,952        2,952
   Accumulated other comprehensive loss .................................        (975)        (679)
   Loans due on common stock ............................................        (329)        (329)
   Accumulated deficit ..................................................     (57,180)     (53,132)
                                                                            ---------    ---------
             Total stockholders' deficit ................................     (55,532)     (51,188)
                                                                            ---------    ---------
                                                                            $ 201,921    $ 196,393
                                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                  JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three months ended         Six months ended
                                                              June 30,                    June 30,
                                                          2000         1999           2000         1999
                                                       ---------    ---------      ---------    ---------
Net sales ..........................................   $  64,152    $  59,473      $ 115,868    $ 103,113

Operating expenses:
      Cost of sales ................................      42,869       38,477         79,301       68,394
      Selling, general and administrative ..........       9,322        8,733         18,605       16,768
      Amortization of intangibles ..................       4,443        3,123          8,979        6,088
                                                       ---------    ---------      ---------    ---------
Total operating expenses ...........................      56,634       50,333        106,885       91,250

Operating income ...................................       7,518        9,140          8,983       11,863

Other:
      Interest expense, net ........................      (5,270)      (4,753)       (10,321)      (9,157)
      Amortization of deferred financing costs .....        (376)        (376)          (751)        (751)
      Other ........................................        (234)        (189)          (463)        (395)
                                                       ---------    ---------      ---------    ---------
Income (loss) before income tax expense ............       1,638        3,822         (2,552)       1,560
Income tax expense .................................       1,762          525          1,496          655
                                                       ---------    ---------      ---------    ---------
Net (loss) income ..................................   $    (124)   $   3,297      $  (4,048)   $     905
                                                       =========    =========      =========    =========


          See accompanying notes to consolidated financial statements.

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Six months ended June 30,
                                                                               2000       1999
                                                                            --------    --------
Cash flows from operating activities:

     Net (loss) income ...................................................  $ (4,048)   $    905
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation .....................................................     4,103       3,013
        Amortization of deferred financing costs and intangibles .........     9,730       6,839

     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable ..............................................   (13,816)    (13,212)
        Inventories ......................................................    (2,172)       (805)
        Accounts payable .................................................     5,339       2,308
        Accrued and other liabilities ....................................       473         629
        Accrued interest .................................................       170         206
        Accrued income taxes .............................................     1,043          --
        Other, net .......................................................    (1,008)     (1,552)
                                                                            --------    --------
     Net cash provided by (used in) operating activities .................      (186)     (1,669)

Cash flows from investing activities:
     Acquisition of business, including direct expenses ..................        --     (38,593)
     Capital expenditures ................................................    (2,633)     (3,610)
                                                                            --------    --------
     Net cash used in investing activities ...............................    (2,633)    (42,203)

Cash flows from financing activities:

     Proceeds from issuance of long-term obligations .....................        --      43,771
     Repurchase of common stock, net of loan payments ....................        --          14
     Net borrowings of long-term debt ....................................     3,011          --
                                                                            --------    --------
     Net cash provided by financing activities ...........................     3,011      43,785


Net increase (decrease) in cash and cash equivalents .....................       192         (87)
Cash and cash equivalents, beginning of period ...........................       244         327
                                                                            --------    --------
Cash and cash equivalents, end of period .................................  $    436    $    240
                                                                            ========    ========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1999 balances have been reclassified to conform to 2000 presentation. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2) Inventory

     Inventories at June 30, 2000 consist of the following (in thousands):

     Raw materials...............................             $15,080
     Work-in-process.............................               6,236
     Finished goods..............................              15,317
                                                               ------
                                                              $36,633
                                                              =======

(3) Acquisitions

     Jackson Products, Inc. (the Company) acquired certain assets of OK Beads, Inc. ("OK Beads) on January 25, 1999; and TMT-Pathway, L.L.C. ("TMT-Pathway") on May 17, 1999. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

     Pro forma consolidated net sales would have been $113.7 million for the six months ended June 30, 1999; the pro forma consolidated net loss would have been $1.9 million for the six months ended June 30, 1999. The unaudited pro forma consolidated statement of operations information of the Company for the six months ended June 30, 1999 gives effect to: (i) the OK Beads acquisition and the TMT-Pathway acquisition; and (ii) the refinancing, as discussed in Note 4, as if each had occurred on January 1, 1999. These pro forma amounts represent unaudited data and in the opinion of management of the Company, are not necessarily indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

(4) Financing Activities

     Credit Agreement

     During 1998 the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at June 30, 2000. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2% per annum, payable quarterly.

     Borrowings under the New Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the New Credit Agreement) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the New Credit Agreement) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate is adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined in the New Credit Agreement). The average interest rate on outstanding borrowings was 9.2% at June 30, 2000. As of June 30, 2000, there was $8.5 million outstanding on the revolving credit facility and $1.5 million of letters of credit outstanding resulting in availability of $20.0 million.

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

(5) Summary by Business Segment

     The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP"). Information related to the Company's operations by business segment for the three and six months ended June 30, 2000 and 1999 is as follows:

                                       Three Months Ended            Three Months Ended
                                         June 30, 2000                  June 30, 1999
                                       ------------------            ------------------
(In thousands)
                                     PSP       HSP      Total      PSP       HSP      Total
                                   -------   -------   -------   -------   -------   -------
Sales ..........................   $34,419   $36,607   $71,026   $37,049   $30,017   $67,066
Intercompany sales .............     6,779        95     6,874     7,539        54     7,593
                                   -------   -------   -------   -------   -------   -------
Total net sales ................    27,640    36,512    64,152    29,510    29,963    59,473
Operating income ...............     3,010     5,729     8,739     4,434     5,776    10,210
EBITDA .........................     6,548     8,661    15,209     7,464     7,355    14,819

                                        Six Months Ended              Six Months Ended
                                         June 30, 2000                  June 30, 1999
                                       ------------------            ------------------
(In thousands)
                                     PSP       HSP      Total      PSP       HSP      Total
                                   -------   -------   -------   -------   -------   -------

Sales ..........................   $69,190   $60,326  $129,516   $69,666   $46,920  $116,586
Intercompany sales .............    13,499       149    13,648    13,389        84    13,473
                                   -------   -------   -------   -------   -------   -------
Total net sales ................    55,691    60,177   115,868    56,277    46,836   103,113
Operating income ...............     5,381     6,107    11,488     6,115     7,778    13,893
EBITDA .........................    12,620    11,862    24,482    12,459    10,479    22,938


                                      As of June 30, 2000          As of December 31, 1999
                                      -------------------          -----------------------

                                     PSP       HSP      Total      PSP       HSP      Total
                                   -------   -------   -------   -------   -------   -------

 Assets.........................   $87,158  $105,613  $192,771   $89,751   $96,956  $186,707


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Following  are   reconciliations  of  the  segment   information  with  the
     consolidated totals per the financial statements (in thousands of dollars).

                                                              Three months
                                                                  ended
                                                                 June 30,
                                                             2000        1999
                                                            ------      ------
        Operating Income:
        Total operating income for reportable segments      $8,739     $10,210
        Unallocated expenses.........................       (1,221)     (1,070)
                                                            ------      ------
        Total consolidated operating income..........       $7,518      $9,140
                                                            ======      ======

        EBITDA:
        Total EBITDA for reportable segments.........      $15,209     $14,819
        Unallocated EBITDA...........................       (1,194)     (1,002)
                                                            ------      ------
        Total consolidated EBITDA....................      $14,015     $13,817
                                                           =======     =======

        EBITDA to Net Income:
        Consolidated EBITDA..........................      $14,015     $13,817
        Depreciation and amortization................       (6,873)     (5,053)
        Other........................................         (234)       (189)
        Interest, net................................       (5,270)     (4,753)
                                                            ------      ------
        Income before income tax expense.............       $1,638      $3,822
                                                            ======      ======

                                                               Six months
                                                                  ended
                                                                 June 30,
                                                             2000        1999
                                                           -------     -------
        Operating Income:
        Total operating income for reportable segments     $11,488     $13,893
        Unallocated expenses.........................       (2,505)     (2,030)
                                                           -------     -------
        Total consolidated operating income..........       $8,983     $11,863
                                                            ======     =======

        EBITDA:
        Total EBITDA for reportable segments.........      $24,482     $22,938
        Unallocated EBITDA...........................       (2,417)     (1,974)
                                                           -------     -------
        Total consolidated EBITDA....................      $22,065     $20,964
                                                           =======     =======

        EBITDA to Net (Loss) Income:
        Consolidated EBITDA..........................      $22,065     $20,964
        Depreciation and amortization................      (13,833)     (9,852)
        Other........................................         (463)       (395)
        Interest, net................................      (10,321)     (9,157)
                                                           -------     -------
        (Loss) income before income tax expense......      ($2,552)     $1,560
                                                           =======      ======


                                                           As of        As of
                                                         June 30,   December 31,
                                                             2000        1999
                                                           -------     -------
        Assets:
        Total assets for reportable segments.........     $192,771    $186,707
        Unallocated assets...........................        9,150       9,686
                                                          --------    --------
        Total consolidated assets....................     $201,921    $196,393
                                                          ========    ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Condensed Consolidating Financial Information

     The payment of principal, premium, interest and liquidated damages on the Notes will be unconditionally guaranteed, jointly and severally, on a senior subordinated basis by American Allsafe Company, a Delaware corporation, Crystaloid Technologies, Inc., a Delaware corporation, Flex-O-Lite, Inc., a Delaware corporation, Silencio/Safety Direct, a Nevada Corporation and TMT-Pathway, L.L.C. as guarantors (collectively, the "Guarantors"). In late 1999, OSD was merged into the Company. Beginning January 1, 2000, OSD's results of operations are included in the operating results of Jackson Products, Inc. (the "Parent Company").

     Financial information regarding the Guarantors as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2000
                             (Dollars in thousands)

                                                                           Non
                                               Parent     Guarantor     Guarantor
                                               Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                               --------  ------------  ----------  ------------  ------------
          ASSETS

Current assets:
    Cash ..................................   $      --    $      --    $     436     $      --    $     436
    Accounts receivable, net ..............       5,919       31,902        1,588            --       39,409
    Inventories ...........................       8,614       27,081        1,537          (599)      36,633
    Deferred tax assets ...................       1,823           --           --            --        1,823
    Prepaid expenses ......................         376          240          123            --          739
                                              ---------    ---------    ---------     ---------     --------
          Total current assets ............      16,732       59,223        3,684          (599)      79,040

 Property, plant and equipment ............      11,905       30,849          251            --       43,005
 Intangibles ..............................      15,020       57,212        2,238            --       74,470
 Note receivable from subsidiaries ........      84,613        9,229           --       (93,842)          --
 Deferred financing costs .................       5,406           --           --            --        5,406
 Investment in subsidiaries ...............      25,535           --           --       (25,535)          --
 Other noncurrent assets ..................          --           --           --            --           --
                                              ---------    ---------    ---------     ---------    ---------
                                              $ 159,211    $ 156,513    $   6,173     $(119,976)   $ 201,921
                                              =========    =========    =========     =========    =========

       LIABILITIES AND
    STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to parent ...............   $      --    $  90,265    $   3,577     $ (93,842)   $      --
    Accounts payable ......................       4,693       13,109          411            --       18,213
    Accrued and other liabilities .........       3,015        3,836          296            --        7,147
    Accrued interest ......................       3,485           --           --            --        3,485
    Accrued taxes .........................       1,503           --           --            --        1,503
                                              ---------    ---------    ---------     ---------    ---------
          Total current liabilities .......      12,696      107,210        4,284       (93,842)      30,348

Long-term debt ............................     224,038           --           --            --      224,038
Other noncurrent liabilities ..............       3,067           --           --            --        3,067
Due to parent .............................     (23,943)      18,496        5,447            --           --

Stockholders' deficit:
    Common stock ..........................          --           --           --            --           --
    Additional paid-in capital ............       2,951       34,500           --       (34,499)       2,952
    Accumulated other comprehensive loss ..          --         (307)        (668)           --         (975)
    Loans due on common stock .............        (329)          --           --            --         (329)
    (Accumulated deficit) retained earnings     (59,269)      (3,386)      (2,890)        8,365      (57,180)
                                              ---------    ---------    ---------     ---------    ---------
          Total stockholders' (deficit)
             retained earnings.............     (56,647)      30,807       (3,558)      (26,134)     (55,532)
                                              ---------    ---------    ---------     ---------    ---------
                                              $ 159,211    $ 156,513    $   6,173     $(119,976)   $ 201,921
                                              =========    =========    =========     =========    =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 2000
                             (Dollars in Thousands)

                                                                                Non
                                                    Parent     Guarantor     Guarantor
                                                    Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                    --------  ------------  ----------  ------------  ------------

Net sales ....................................      $ 18,532      $ 50,938    $  1,556      $ (6,874)    $ 64,152
Operating expenses:
      Cost of sales ..........................        12,860        35,834         990        (6,815)      42,869
      Selling, general and administrative ....         2,978         5,468         876            --        9,322
      Amortization of intangibles ............           889         3,521          33            --        4,443
                                                    --------      --------    --------      --------     --------
Total operating expenses .....................        16,727        44,823       1,899        (6,815)      56,634

Operating income (loss) ......................         1,805         6,115        (343)          (59)       7,518

Other:
      Interest expense, net ..................        (5,270)           --          --            --       (5,270)
      Amortization of deferred financing costs          (376)           --          --            --         (376)
      Other ..................................          (234)           --          --            --         (234)
                                                    --------      --------    --------      --------     --------
(Loss) income  before income tax expense .....        (4,075)        6,115        (343)          (59)       1,638

Income tax expense ...........................         1,666            96          --            --        1,762

Equity in earnings (loss) of subsidiaries ....         5,676            --          --        (5,676)          --
                                                    --------      --------    --------      --------     --------
Net (loss) income ............................      $    (65)     $  6,019    $   (343)     $ (5,735)    $   (124)
                                                    ========      ========    ========      ========     ========




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 2000
                             (Dollars in Thousands)

                                                                                Non
                                                    Parent     Guarantor     Guarantor
                                                    Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                    --------  ------------  ----------  ------------  ------------
Net sales ....................................      $ 37,392      $ 88,728    $  3,396      $(13,648)    $115,868
Operating expenses:
      Cost of sales ..........................        26,304        64,392       2,171       (13,566)      79,301
      Selling, general and administrative ....         5,950        10,867       1,788            --       18,605
      Amortization of intangibles ............         1,776         7,125          78            --        8,979
                                                    --------      --------    --------      --------     --------
Total operating expenses .....................        34,030        82,384       4,037       (13,566)     106,885

Operating income (loss) ......................         3,362         6,344        (641)          (82)       8,983

Other:
      Interest expense, net ..................        (7,079)       (3,242)         --            --      (10,321)
      Amortization of deferred financing costs          (751)           --          --            --         (751)
      Other ..................................         4,634        (5,090)         (7)           --         (463)
                                                    --------      --------    --------      --------     --------
Income (loss) before income tax expense ......           166        (1,988)       (648)          (82)      (2,552)

Income tax expense ...........................         1,303           193          --            --        1,496

Equity in (loss) earnings  of subsidiaries ...        (2,829)           --          --         2,829           --
                                                    --------      --------    --------      --------     --------

Net (loss) income ............................      $ (3,966)     $ (2,181)   $   (648)     $  2,747     $ (4,048)
                                                    ========      ========    ========      ========     ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Six months ended June 30, 2000
                             (Dollars in thousands)

                                                                                     Non
                                                         Parent     Guarantor     Guarantor
                                                         Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                         -------   ------------  ----------  ------------  ------------
Cash flow from operating activities:
Net cash provided by (used in) operating activities .    $ 1,206        $(3,164)    $  (975)      $ 2,747       $  (186)
                                                         -------        -------     -------       -------       -------

Cash flows from investing activities:
   Acquisition of business, including direct expenses         --             --          --            --            --
   Capital expenditures .............................     (1,226)        (1,376)        (31)           --        (2,633)
                                                         -------        -------     -------       -------       -------
Net cash used in investing activities ...............     (1,226)        (1,376)        (31)           --        (2,633)
                                                         -------        -------     -------       -------       -------

Cash flows from financing activities:
   Net borrowings of long-term debt .................      3,011             --          --            --         3,011
                                                         -------        -------     -------       -------       -------
Net cash provided by financing activities ...........      3,011             --          --            --         3,011
                                                         -------        -------     -------       -------       -------


Net increase (decrease) in cash and cash equivalents     $ 2,991        $(4,540)    $(1,006)      $ 2,747           192
                                                         =======        =======     =======       =======
Cash, beginning of period ...........................                                                               244
                                                                                                                -------
Cash, end of period .................................                                                           $   436
                                                                                                                =======




                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999
                             (Dollars in thousands)

                                                                           Non
                                               Parent     Guarantor     Guarantor
                                               Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                               --------  ------------  ----------  ------------  ------------
                ASSETS
Current assets:
    Cash ..................................   $      --    $      --    $     244     $      --    $     244
    Accounts receivable, net ..............       4,315       19,972        1,306            --       25,593
    Inventories ...........................       6,208       27,120        1,650          (517)      34,461
    Deferred tax assets ...................       1,823           --           --            --        1,823
    Prepaid expenses ......................         222          543          104            --          869
                                              ---------    ---------    ---------     ---------    ---------
          Total current assets ............      12,568       47,635        3,304          (517)      62,990

Property, plant and equipment .........          11,235       33,012          274            --       44,521
Intangibles ...........................          12,604       67,896        2,316            --       82,816
Note receivable from subsidiaries .....          84,613        9,229           --       (93,842)          --
Deferred financing costs ..............           6,061           --           --            --        6,061
Investment in subsidiaries ............          20,025           --           --       (20,025)          --
Other noncurrent assets ...............              --            5           --            --            5
                                              ---------    ---------    ---------     ---------    ---------
                                              $ 147,106    $ 157,777    $   5,894     $(114,384)   $ 196,393
                                              =========    =========    =========     =========    =========

       LIABILITIES AND
    STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to parent ...............   $      --    $  90,265    $   3,577     $ (93,842)   $      --
    Accounts payable ......................       2,482       10,078          315            --       12,875
    Accrued and other liabilities .........       2,811        3,583          443            --        6,837
    Accrued interest ......................       3,315           --           --            --        3,315
    Accrued taxes .........................         460           --           --            --          460
                                              ---------    ---------    ---------     ---------    ---------
          Total current liabilities .......       9,068      103,926        4,335       (93,842)      23,487

Long-term debt ............................     221,027           --           --            --      221,027
Other noncurrent liabilities ..............       3,067           --           --            --        3,067
Due to parent .............................     (36,062)      31,779        4,283            --           --

Stockholders' deficit:
    Common stock ..........................          --            1           --            (1)          --
    Additional paid-in capital ............       2,951       34,499           --       (34,498)       2,952
    Accumulated other comprehensive loss ..          --         (204)        (475)           --         (679)
    Loans due on common stock .............        (329)          --           --            --         (329)
    (Accumulated deficit) retained earnings     (52,616)     (12,224)      (2,249)       13,957      (53,132)
                                              ---------    ---------    ---------     ---------    ---------
          Total stockholders' deficit .....     (49,994)      22,072       (2,724)      (20,542)     (51,188)
                                              ---------    ---------    ---------     ---------    ---------
                                              $ 147,106    $ 157,777    $   5,894     $(114,384)   $ 196,393
                                              =========    =========    =========     =========    =========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 1999
                             (Dollars in Thousands)

                                                                                Non
                                                    Parent     Guarantor     Guarantor
                                                    Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                    --------  ------------  ----------  ------------  ------------
Net sales ....................................      $ 16,138      $ 49,030    $  1,898      $ (7,593)    $ 59,473
Operating expenses:
      Cost of sales ..........................        10,914        33,946       1,206        (7,589)      38,477
      Selling, general and administrative ....         2,908         4,898         927            --        8,733
      Amortization of intangibles ............           184         2,909          30            --        3,123
                                                    --------      --------    --------      --------     --------
Total operating expenses .....................        14,006        41,753       2,163        (7,589)      50,333

Operating income (loss) ......................         2,132         7,277        (265)           (4)       9,140

Other:
      Interest expense, net ..................        (3,614)       (1,139)         --            --       (4,753)
      Amortization of deferred financing costs          (376)           --          --            --         (376)
      Other ..................................         2,821        (3,010)         --            --         (189)
                                                    --------      --------    --------      --------     --------
Income (loss) before income tax expense ......           963         3,128        (265)           (4)       3,822

Income tax expense ...........................           100           425          --            --          525

Equity in earnings (loss) of subsidiaries ....         2,438            --          --        (2,438)          --
                                                    --------      --------    --------      --------     --------

Net income (loss) ............................      $  3,301      $  2,703    $   (265)     $ (2,442)    $  3,297
                                                    ========      ========    ========      ========     ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 1999
                             (Dollars in Thousands)

                                                                                Non
                                                    Parent     Guarantor     Guarantor
                                                    Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                    --------  ------------  ----------  ------------  ------------
Net sales .....................................    $  28,679     $  83,903    $  4,004      $(13,473)    $103,113
Operating expenses:
      Cost of sales ..........................        19,925        59,320       2,531       (13,382)      68,394
      Selling, general and administrative ....         5,504         9,343       1,921            --       16,768
      Amortization of intangibles ............           459         5,541          88            --        6,088
                                                    --------      --------    --------      --------     --------
Total operating expenses ......................       25,888        74,204       4,540       (13,382)      91,250

Operating income (loss) .......................        2,791         9,699        (536)          (91)      11,863

Other:
      Interest expense, net ..................        (7,124)       (2,033)         --            --       (9,157)
      Amortization of deferred financing costs          (751)           --          --            --         (751)
      Other ..................................         5,696        (6,091)         --            --         (395)
                                                    --------      --------    --------      --------     --------
Income (loss) before income tax expense .......          612         1,575        (536)          (91)       1,560

Income tax expense ............................          170           485          --            --          655

Equity in earnings (loss) of subsidiaries .....          554            --          --          (554)          --
                                                    --------      --------    --------      --------     --------
Net income (loss) .............................    $     996      $  1,090    $   (536)     $   (645)    $    905
                                                    ========      ========    ========      ========     ========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(6) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Six months ended June 30, 1999
                             (Dollars in Thousands)

                                                                                     Non
                                                         Parent     Guarantor     Guarantor
                                                         Company   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                                         -------   ------------  ----------  ------------  ------------

Cash flow from operating activities:
Net cash (used in) provided by operating activities:     $  (360)       $   606     $(1,361)      $  (554)      $(1,669)
                                                         -------        -------     -------       -------       -------
Cash flows from investing activities:
   Acquisition of business, including direct expenses         --        (38,593)         --            --       (38,593)
   Capital expenditures .............................     (1,292)        (2,218)       (100)           --        (3,610)
                                                         -------        -------     -------       -------       -------
Net cash used in investing activities ...............     (1,292)       (40,811)       (100)           --       (42,203)
                                                         -------        -------     -------       -------       -------
Cash flows from financing activities:
   Proceeds from issuance of long-term obligations ..     43,771             --          --            --        43,771
   Repurchase of common stock, net of loan payments .         14             --          --            --            14
                                                         -------        -------     -------       -------       -------
Net cash provided by financing activities ...........     43,785             --          --            --        43,785
                                                         -------        -------     -------       -------       -------
Net increase (decrease) in cash and cash equivalents     $42,133       $(40,205)    $(1,461)      $  (554)          (87)
                                                         =======        =======     =======       =======
Cash and cash equivalents, beginning of period ......                                                               327
                                                                                                                -------
Cash and cash equivalents, end of period ............                                                           $   240
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

The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP"). The PSP segment manufactures and sells thousands of safety products including welding helmets, auto-darkening welding filter lenses, safety caps, hardhats, faceshields, visors, safety goggles, spectacles and hearing protection products under its well-known brand names: Jackson, Aden, EQC, Morsafe, American Allsafe Co., Team Silencio, Huntsman and Lamba.

The HSP segment sells reflective glass beads, cones, channelizers, pavement tape, flags, vests, roll-up signs, barricades, high-intensity lights, traffic coatings and specialized coatings applications equipment under its well-known brand names: Flex-O-Lite, Blast-O-Lite, Morline, Dura-Line, Dura-Stripe, Norline, TMT-Traffic Marking Technologies and Legend-Build.

Three Months Ended June 30, 2000 Compared
to Three Months Ended June 30, 1999
-----------------------------------------

Net sales- Net sales for the three months ended June 30, 2000 increased 7.9% to $64.2 million from $59.5 million in 1999. PSP net sales decreased 7.1% in the second quarter of 2000 over the same period in 1999, primarily due to the continued devaluation of European currencies and the volume decline at the Company's Crystaloid division. PSP net sales outside of these two business units were relatively even. HSP net sales for the comparable three months increased 22.0% from $30.0 million to $36.6 million due to the TMT-Pathway Acquisition, which provided $6.9 million of incremental net sales. On a pro forma basis, HSP sales for the second quarter 2000 increased 4.2% over 1999.

Cost of sales- Cost of sales for the three months ended June 30, 2000 increased 11.4% to $42.9 million from $38.5 million for the same period in 1999, primarily as a result of increased sales. Cost of sales as a percentage of sales increased to 66.8% from 64.7%, due primarily to lower PSP margins. As a percentage of sales, PSP cost of sales increased from 58.2% in 1999 to 61.6% in 2000 primarily due to the volume decline at the Company's Crystaloid division. HSP cost of sales increased 21.1% to $25.8 million from $21.3 million in 1999 due to increased sales volume associated with the TMT-Pathway Acquisition. HSP cost of sales as a percentage of sales were consistent with the prior year comparable period with higher margins at TMT-Pathway offset by higher natural gas and freight costs at the Company's Flex-O-Lite division.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended June 30, 2000 increased 6.9% to $9.3 million from $8.7 million in 1999 primarily due to the TMT-Pathway Acquisition. Selling, general & administrative expenses as a percentage of sales remained consistent for the three-month comparable period.

EBITDA- EBITDA for the second quarter 2000 increased to $14.0 million from $13.8 million in the second quarter 1999. Impacts of the European currency devaluation and the sales decline in the Company's Crystaloid division were offset by the TMT-Pathway Acquisition.

Operating income- Operating income for the three months ended June 30, 2000 decreased to $7.5 million from $9.1 million in 1999 due to higher goodwill amortization and operating expenses associated with the TMT-Pathway Acquisition.

Income tax expense- Income tax expense for the three months ended June 30, 2000 and 1999 was $1.8 million and $0.5 million, respectively. The increase in income tax expense resulted from increased taxable income primarily due to permanent differences associated with non-deductible goodwill.

Six Months Ended June 30 2000 Compared
to Six Months Ended June 30, 1999
--------------------------------------

Net sales- Net sales for the six months ended June 30, 2000 increased 12.4% to $115.9 million from $103.1 million in 1999. PSP domestic sale increases were offset by the continued foreign currency devaluation and the sales decline in the Company's Crystaloid division. Overall PSP net sales remained level for the six months ended June 30, 2000. HSP net sales for the comparable six months increased 28.6% from $46.8 million in 1999 to $60.2 million in 2000 primarily due to the TMT-Pathway Acquisition, which provided $12.7 million of incremental net sales. On a pro forma basis, excluding European sales and the Company's Crystaloid division, PSP net sales increased 4.4%, while HSP net sales increased 4.8%.

Cost of sales- Cost of sales for the six months ended June 30, 2000 increased 15.9% from $68.4 million in 1999 to $79.3 million primarily attributable to increased sales volume. PSP cost of sales remained consistent for the six-month comparable period, while HSP cost of sales increased 30.9% to $44.5 million in 2000 from $34.0 million in 1999 as a result of the TMT-Pathway Acquisition. HSP cost of sales as a percentage of sales increased to 73.9% from 72.6% due to increased natural gas and freight costs.

Selling, general & administrative expenses- Selling, general and administrative expenses for the six months ended June 30, 2000 increased 10.7% to $18.6 million from $16.8 million in 1999 primarily due to the TMT-Pathway Acquisition.

EBITDA- EBITDA for the six months ended June 30, 2000 increased 5.2% to $22.1 million from $21.0 million in 1999. PSP EBITDA, excluding European and Crystaloid results, increased 11.4% in the first six months ended June 30, 2000 over the prior year. HSP EBITDA increased 13.2% in the first six months ended June 30, 2000 over 1999, primarily attributable to the TMT-Pathway Acquisition and its strong performance in the period under review. Consolidated EBITDA, excluding the Company's Crystaloid division, increased 5.6% on a pro forma basis.

Operating income- Operating income for the six months ended June 30, 2000 decreased to $8.9 million from $11.9 million in 1999. Higher sales were offset by increased operating and amortization expenses associated with the TMT-Pathway Acquisition.

Income tax expense- Income tax expense for the six months ended June 30, 2000 and 1999 was $1.5 million and $0.7 million, respectively. The increase in income tax expense resulted from increased taxable income primarily due to permanent differences associated with non-deductible goodwill.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities for the six months ended June 30, 2000 and 1999 was $0.2 million and $1.7 million, respectively. The improvement over the prior year stems from increased management of working capital. Changes in working capital resulted in cash uses of $10.0 million and $12.4 million for the six months ended June 30, 2000 and 1999, respectively.

Cash used in investing activities for the six months ended June 30, 2000 and 1999 was $2.6 million and $42.2 million, respectively. Net capital expenditures for the six months ended June 30, 2000 and 1999 were $2.6 million and $3.6 million, respectively. The lower use of cash in the six months ended June 30, 2000 over the prior year comparable period is associated with the reduction in acquisition activity and the timing of capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2000 and 1999 was $3.0 million and $43.8 million, respectively. The decrease in the six months ended June 30, 2000 over the prior year is a result of the absence of incremental debt to fund acquisition activity.

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with BankBoston, N.A. and Mercantile Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. At June 30, 2000 there was $8.5 million outstanding on the revolving credit facility and $1.5 million of letters of credit outstanding resulting in availability of $20.0 million. The average interest rate on the New Credit Facility outstanding borrowings was 9.2% at June 30, 2000.

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

ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                                                 JACKSON PRODUCTS, INC.
                                                 (Registrant)


Date: 08/09/00                                   By:/s/ Christopher T. Paule
                                                    /s/ Mark A. Kolmer
                                                 ---------------------------
                                                 Christopher T. Paule
                                                 President and Chief
                                                 Operating Officer

                                                 Mark A. Kolmer
                                                 Vice President - Finance