Form 10-Q
period 2000-09-30
JACKSON PRODUCTS INC
filed 2000-11-13
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          38,530 shares of Class A Common Stock at September 30, 2000
           8,526 shares of Class C Common Stock at September 30, 2000

                             JACKSON PRODUCTS, INC.



                                      INDEX

                                                                        PAGE

Part I.  Financial Information:

Item 1. Consolidated Financial Statements as of September 30, 2000 and December 31, 1999 and the three and nine months ended September 30, 2000 and 1999 (unaudited):

         Consolidated Balance Sheets                                          2

         Consolidated Statements of Operations                                3

         Consolidated Statements of Cash Flow                                 4

         Notes to Consolidated Financial Statements                           5


Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                 17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           19

Part II. Other Information                                                   19

         Signature Page                                                      19

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                          September 30,   December 31,
                                       ASSETS                                  2000           1999
                                       ------                                ---------      ---------
Current assets:
    Cash ................................................................   $     476      $     244
    Accounts receivable, net of allowance for doubtful accounts of $1,243
         and $1,140 in 2000 and 1999, respectively ......................      40,498         25,593
    Inventories .........................................................      37,622         34,461
    Deferred tax assets .................................................       1,823          1,823
    Other ...............................................................       1,007            869
                                                                            ---------      ---------
                  Total current assets ..................................      81,426         62,990

Property, plant, and equipment, net .....................................      42,869         44,521
Intangibles .............................................................      70,098         82,816
Deferred financing costs ................................................       5,078          6,061
Other noncurrent assets .................................................        --                5
                                                                            ---------      ---------
                                                                            $ 199,471      $ 196,393
                                                                            =========      =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------

Current liabilities:
    Accounts payable ....................................................   $  18,526      $  12,875
    Accrued and other liabilities .......................................       7,687          6,837
    Accrued interest ....................................................       6,104          3,315
    Accrued income taxes ................................................       2,172            460
                                                                            ---------      ---------
                  Total current liabilities .............................      34,489         23,487

Long-term debt ..........................................................     217,676        221,027
Other noncurrent liabilities ............................................       3,067          3,067

Stockholders' deficit:
    ClassA Common Stock, $.01 par value; 100,000 shares  authorized;
         38,530 shares issued and outstanding at September 30, 2000 and
         December 31, 1999 ..............................................        --             --

    ClassC common stock, $.01 par value; 15,000 shares authorized;
         8,526 shares issued and outstanding at September 30, 2000 and
         December 31, 1999 ..............................................        --             --

    Additional paid-in capital ..........................................       2,952          2,952
    Accumulated other comprehensive loss ................................      (1,331)          (679)
    Loans due on common stock ...........................................        (329)          (329)
    Accumulated deficit .................................................     (57,053)       (53,132)
                                                                            ---------      ---------
                  Total stockholders' deficit ...........................     (55,761)       (51,188)
                                                                            ---------      ---------
                                                                            $ 199,471      $ 196,393
                                                                            =========      =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  2000         1999         2000         1999
                                                               ---------    ---------    ---------    ---------
Net sales .................................................    $  64,085    $  65,124    $ 179,953    $ 168,237

Operating expenses:
         Cost of sales ....................................       43,866       43,882      123,167      112,276
         Selling, general and administrative ..............        9,088        9,281       27,693       26,049
         Amortization of intangibles ......................        4,327        4,451       13,306       10,539
                                                               ---------    ---------    ---------    ---------
Total operating expenses ..................................       57,281       57,614      164,166      148,864

Operating income ..........................................        6,804        7,510       15,787       19,373

Other:
         Interest expense, net ............................       (5,258)      (5,165)     (15,579)     (14,322)
         Amortization of deferred financing costs .........         (374)        (375)      (1,125)      (1,126)
         Other ............................................         (377)        (221)        (840)        (616)
                                                               ---------    ---------    ---------    ---------
Income (loss) before income tax expense ...................          795        1,749       (1,757)       3,309
Income tax expense ........................................          668           62        2,164          717
                                                               ---------    ---------    ---------    ---------
Net income (loss) .........................................    $     127    $   1,687    $  (3,921)   $   2,592
                                                               =========    =========    =========    =========





          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine months ended
                                                                                   September 30,
                                                                                 2000        1999
                                                                               --------    --------
Cash flows from operating activities:
Net (loss) income ..........................................................   $ (3,921)   $  2,592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation ...............................................................      6,066       4,814
Amortization of deferred financing costs and intangibles ...................     14,431      11,750
Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable ..................................................    (14,905)    (14,059)
      Inventories ..........................................................     (3,161)     (2,057)
      Accounts payable .....................................................      5,651      (1,745)
      Accrued and other liabilities ........................................      1,065         672
      Accrued interest .....................................................      2,789       2,995
      Accrued income taxes .................................................      1,712         325
      Other, net ...........................................................     (1,660)     (1,893)
                                                                               --------    --------
Net cash provided by  operating activities .................................      8,067       3,394

Cash flows from investing activities:
      Acquisition of business, including direct expenses ...................       --       (38,593)
      Capital expenditures .................................................     (4,484)     (5,040)
                                                                               --------    --------
Net cash used in investing activities ......................................     (4,484)    (43,633)

Cash flows from financing activities:
      Proceeds from issuance of long-term obligations ......................       --        39,491
      Repurchase of common stock, net of loan payments .....................       --            14
      Net (repayments) borrowings of long-term debt ........................     (3,351)        715
                                                                               --------    --------
Net cash (used in) provided by financing activities ........................     (3,351)     40,220

Net increase (decrease) in cash and cash equivalents .......................        232         (19)
Cash and cash equivalents, beginning of period .............................        244         327
                                                                               --------    --------
Cash and cash equivalents, end of period ...................................   $    476    $    308
                                                                               ========    ========



          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements include all normal recurring adjustments which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 1999 balances have been reclassified to conform to 2000 presentation. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2) Inventory

     Inventories at September 30, 2000 consist of the following (in thousands):

     Raw materials ...........................             $15,596
     Work-in-process .........................               5,485
     Finished goods ..........................              16,541
                                                            ------
                                                           $37,622

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

     Pro forma consolidated net sales would have been $178.8 million for the nine months ended September 30, 1999; the pro forma consolidated net loss would have been $0.4 million for the nine months ended September 30, 1999. The unaudited pro forma consolidated statement of operations information of the Company for the nine months ended September 30, 1999 gives effect to the TMT-Pathway acquisition, as if it had occurred on January 1, 1999. These pro forma amounts represent unaudited data and in the opinion of management of the Company, are not necessarily indicative of actual results had the acquisition been consummated at the beginning of the respective fiscal year.

(4) Financing Activities

     Credit Agreement

     During 1998 the Company entered into a credit agreement (the "New Credit Facility") with Fleet National Bank and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at September 30, 2000. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the New Credit Facility bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the New Credit Facility) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the New Credit Facility) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate is adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined in the New Credit Facility). The average interest rate on outstanding borrowings was

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     9.0% at September 30, 2000. As of September 30, 2000, there was $4.6 million outstanding on the revolving credit facility and $1.5 million of letters of credit outstanding resulting in availability of $23.9 million.

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

(5) Summary by Business Segment

     The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP"). Information related to the Company's operations by business segment for the three and nine months ended September 30, 2000 and 1999 is listed below.

     EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash and or non-recurring charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the senior subordinated notes.

                                             Three Months Ended               Three Months Ended
                                             September 30, 2000               September 30, 1999
                                             ------------------               ------------------
(In thousands)
                                            PSP        HSP      Total        PSP        HSP      Total
                                        --------   --------   --------   --------   --------   --------
Sales ...............................   $ 31,159   $ 39,174   $ 70,333   $ 33,923   $ 38,474   $ 72,397
Intercompany sales ..................      5,919        329      6,248      7,220         53      7,273
                                        --------   --------   --------   --------   --------   --------
Total net sales .....................     25,240     38,845     64,085     26,703     38,421     65,124
Operating income ....................      1,369      6,587      7,956      1,691      6,880      8,571
EBITDA ..............................      5,153      9,435     14,588      5,224      9,612     14,836

                                              Nine Months Ended                Nine Months Ended
                                             September 30, 2000               September 30, 1999
                                             ------------------               ------------------
(In thousands)
                                            PSP        HSP      Total        PSP        HSP      Total
                                        --------   --------   --------   --------   --------   --------
Sales ...............................   $100,349   $ 99,500   $199,849   $103,589   $ 85,394   $188,983
Intercompany sales ..................     19,418        478     19,896     20,609        137     20,746
                                        --------   --------   --------   --------   --------   --------
Total net sales .....................     80,931     99,022    179,953     82,980     85,257    168,237
Operating income ....................      6,750     12,694     19,444      7,806     14,658     22,464
EBITDA ..............................     17,773     21,297     39,070     17,683     20,091     37,774


                                           As of September 30, 2000          As of December 31, 1999
                                           ------------------------          -----------------------

                                            PSP        HSP      Total        PSP        HSP      Total
                                        --------   --------   --------   --------   --------   --------
Assets...........................       $ 87,960   $102,740   $190,700   $ 89,751    $96,956   $186,707



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars).

                                                          Three months ended
                                                             September 30,
                                                           2000          1999
                                                         -------       -------
     Operating Income:
     Total operating income for reportable segments      $ 7,956       $ 8,571
     Unallocated expenses..........................       (1,152)       (1,061)
                                                         -------       -------
     Total consolidated operating income...........      $ 6,804       $ 7,510

     EBITDA:

     Total EBITDA for reportable segments..........      $14,588       $14,836
     Unallocated EBITDA............................         (998)       (1,074)
                                                         -------       -------
     Total consolidated EBITDA.....................      $13,590       $13,762

     EBITDA to Income Before Tax Expense:
     Consolidated EBITDA...........................      $13,590       $13,762
     Depreciation and amortization.................       (6,664)       (6,627)
     Other.........................................         (873)         (221)
     Interest, net.................................       (5,258)       (5,165)
                                                         -------       -------
     Income before income tax expense..............      $   795       $ 1,749

                                                          Nine months ended
                                                             September 30,
                                                           2000          1999
                                                         -------       -------
     Operating Income:
     Total operating income for reportable segments      $19,444       $22,464
     Unallocated expenses..........................       (3,657)       (3,091)
                                                         -------       -------
     Total consolidated operating income...........      $15,787       $19,373

     EBITDA:

     Total EBITDA for reportable segments..........      $39,070       $37,774
     Unallocated EBITDA............................       (3,415)       (3,048)
                                                         -------       -------
     Total consolidated EBITDA.....................      $35,655       $34,726

     EBITDA to (Loss) Income Before Tax Expense:
     Consolidated EBITDA...........................      $35,655       $34,726
     Depreciation and amortization.................      (20,497)      (16,479)
     Other.........................................       (1,336)         (616)
     Interest, net.................................      (15,579)      (14,322)
                                                         -------       -------
     (Loss) income before income tax expense.......      ($1,757)      $ 3,309

                                                        As of           As of
                                                     September 30,  December 31,
                                                           2000          1999
                                                         -------       -------
     Assets:
     Total assets for reportable segments..........     $190,700      $186,707
     Unallocated assets............................        8,771         9,686
                                                         -------       -------
     Total consolidated assets.....................     $199,471      $196,393

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Closure of Facility

     On August 16, 2000, the Company announced the closing of its Salt Lake City, Utah facility. Certain product lines will be moved to the Company's manufacturing location in Belmont, Michigan. This strategic move capitalizes on manufacturing synergies between the Salt Lake City and Belmont facilities. The Company anticipates the move to be substantially complete by the end of fiscal 2000.

     Accordingly, the Company recorded a pre-tax charge of $496 thousand in the third quarter ending September 30, 2000, to cover the expected cash and non-cash costs of the closure. The charge includes employee termination expenses, discontinuance of leases and closure costs. The land and buildings in Salt Lake City will be sold as soon as possible after operations cease.

(7) Condensed Consolidating Financial Information

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

     Financial information regarding the Guarantors as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial statements since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2000
                             (Dollars in thousands)

                                                                                         Non
                                                                 Parent    Guarantor   Guarantor
                                                                Company  Subsidiaries  Subsidiary   Eliminations  Consolidated
                                                                -------  ------------  ----------   ------------  ------------
                ASSETS

Current assets:
   Cash ...................................................   $    --      $    --      $     476   $    --       $     476
   Accounts receivable, net ...............................       6,040       33,223        1,235        --          40,498
   Inventories ............................................      10,022       26,523        1,606         (529)      37,622
   Deferred tax assets ....................................       1,823         --           --          --           1,823
   Other ..................................................         388          502          117        --           1,007
                                                              ---------    ---------    ---------    ---------    ---------
         Total current assets .............................      18,273       60,248        3,434         (529)      81,426

   Property, plant and equipment ..........................      12,221       30,431          217        --          42,869
   Intangibles ............................................      14,085       53,775        2,238        --          70,098
   Note receivable from subsidiaries ......................      84,613        9,229         --        (93,842)        --
   Deferred financing costs ...............................       5,078         --           --          --           5,078
   Investment in subsidiaries .............................      26,447         --           --        (26,447)        --
                                                              ---------    ---------    ---------    ---------    ---------
                                                              $ 160,717    $ 153,683    $   5,889    $(120,818)   $ 199,471
                                                              =========    =========    =========    =========    =========

           LIABILITIES AND
         STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable to parent ................................   $    --      $  90,265    $   3,577    $ (93,842)   $    --
   Accounts payable .......................................       3,560       14,508          458         --         18,526
   Accrued and other liabilities ..........................       2,928        4,503          256         --          7,687
   Accrued interest .......................................       6,104         --           --           --          6,104
   Accrued taxes ..........................................       2,172         --           --           --          2,172
                                                              ---------    ---------    ---------    ---------    ---------
         Total current liabilities ........................      14,764      109,276        4,291      (93,842)      34,489

Long-term debt ............................................     217,676         --           --           --        217,676
Other noncurrent liabilities ..............................       3,067         --           --           --          3,067
Due to parent .............................................     (22,380)      12,482        5,890        4,008         --

Stockholders' deficit
   Common stock ...........................................        --           --           --           --           --
   Additional paid-in capital .............................       2,951       34,500         --        (34,499)       2,952
   Accumulated other comprehensive loss ...................        --           (351)        (980)        --         (1,331)
   Loans due on common stock ..............................        (329)        --           --           --           (329)
   (Accumulated deficit) retained earnings ................     (55,032)      (2,224)      (3,312)       3,515      (57,053)
                                                              ---------    ---------    ---------    ---------    ---------
         Total stockholders' (deficit) retained earnings ..     (52,410)      31,925       (4,292)     (30,984)     (55,761)
                                                              ---------    ---------    ---------    ---------    ---------
                                                              $ 160,717    $ 153,683    $   5,889    $(120,818)   $ 199,471
                                                              =========    =========    =========    =========    =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 2000
                             (Dollars in Thousands)

                                                                             Non
                                                  Parent     Guarantor    Guarantor
                                                  Company  Subsidiaries   Subsidiary Eliminations Consolidated
                                                  -------  ------------   ---------- ------------ ------------
Net sales ....................................   $ 15,224     $ 53,676     $  1,433     $ (6,248)    $ 64,085
Operating expenses:
      Cost of sales ..........................     11,058       38,120        1,004       (6,316)      43,866
      Selling, general and administrative ....      2,657        5,575          856         --          9,088
      Amortization of intangibles ............        888        3,439         --           --          4,327
                                                 --------     --------     --------     --------     --------
Total operating expenses .....................     14,603       47,134        1,860       (6,316)      57,281

Operating income (loss) ......................        621        6,542         (427)          68        6,804

Other:
      Interest expense, net ..................     (3,638)      (1,620)        --           --         (5,258)
      Amortization of deferred financing costs       (374)        --           --           --           (374)
      Other ..................................      3,492       (3,874)           5         --           (377)
                                                 --------     --------     --------     --------     --------
Income (loss) before income tax expense ......        101        1,048         (422)          68          795

Income tax expense ...........................        782         (114)        --           --            668

Equity in earnings (loss) of subsidiaries ....      4,918         --           --         (4,918)        --
                                                 --------     --------     --------     --------     --------
Net income (loss) ............................   $  4,237     $  1,162     $   (422)    $ (4,850)    $    127
                                                 ========     ========     ========     ========     ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine months ended September 30, 2000
                             (Dollars in Thousands)

                                                                             Non
                                                  Parent     Guarantor    Guarantor
                                                  Company  Subsidiaries   Subsidiary Eliminations Consolidated
                                                  -------  ------------   ---------- ------------ ------------
Net sales ....................................   $ 52,616     $142,404     $  4,829     $(19,896)    $179,953
Operating expenses:
      Cost of sales ..........................     37,362      102,512        3,175      (19,882)     123,167
      Selling, general and administrative ....      8,607       16,442        2,644         --         27,693
      Amortization of intangibles ............      2,664       10,564           78         --         13,306
                                                 --------     --------     --------     --------     --------
Total operating expenses .....................     48,633      129,518        5,897      (19,882)     164,166

Operating income (loss) ......................      3,983       12,886       (1,068)         (14)      15,787

Other:
      Interest expense, net ..................    (10,717)      (4,862)        --           --        (15,579)
      Amortization of deferred financing costs     (1,125)        --           --           --         (1,125)
      Other ..................................      8,126       (8,964)          (2)        --           (840)
                                                 --------     --------     --------     --------     --------
Income (loss) before income tax expense ......        267         (940)      (1,070)         (14)      (1,757)

Income tax expense ...........................      2,085           79         --           --          2,164

Equity in (loss) earnings  of subsidiaries ...      2,089         --           --         (2,089)        --
                                                 --------     --------     --------     --------     --------
Net loss .....................................   $    271     $ (1,019)    $ (1,070)    $ (2,103)    $ (3,921)
                                                 ========     ========     ========     ========     ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Nine months ended September 30,
                                      2000
                             (Dollars in thousands)

                                                                                 Non
                                                        Parent     Guarantor   Guarantor
                                                        Company  Subsidiaries  Subsidiary  Eliminations Consolidated
                                                        -------  ------------  ----------  ------------ ------------
Cash flow from operating activities:
Net cash provided by (used in) operating activities     $ 7,835     $ 3,470      $(1,664)     $(1,574)     $ 8,067
                                                        -------     -------      -------      -------      -------
Cash flows from investing activities:

   Acquisition of business, including direct expenses      --          --           --           --           --
   Capital expenditures .............................    (2,150)     (2,298)         (36)        --         (4,484)
                                                        -------     -------      -------      -------      -------
Net cash used in investing activities ...............    (2,150)     (2,298)         (36)        --         (4,484)
                                                        -------     -------      -------      -------      -------

Cash flows from financing activities:
   Net repayments of long-term debt .................    (3,351)       --           --           --         (3,351)
                                                        -------     -------      -------      -------      -------
Net cash used in financing activities ...............    (3,351)       --           --           --         (3,351)
                                                        -------     -------      -------      -------      -------

Net increase (decrease) in cash and cash equivalents    $ 2,334     $ 1,172      $(1,700)     $(1,574)         232
                                                        =======     =======      =======      =======
Cash, beginning of period ...........................                                                          244
                                                                                                           -------
Cash, end of period .................................                                                      $   476
                                                                                                           =======


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999
                             (Dollars in thousands)

                                                                                     Non
                                                              Parent    Guarantor   Guarantor
                                                             Company  Subsidiaries  Subsidiary   Eliminations  Consolidated
                                                             -------  ------------  ----------   ------------  ------------
                ASSETS
Current assets:

   Cash ................................................   $    --      $    --      $     244    $    --      $     244
   Accounts receivable, net ............................       4,315       19,972        1,306         --         25,593
   Inventories .........................................       6,208       27,120        1,650         (517)      34,461
   Deferred tax assets .................................       1,823         --           --           --          1,823
   Other ...............................................         222          543          104         --            869
                                                           ---------    ---------    ---------    ---------    ---------
         Total current assets ..........................      12,568       47,635        3,304         (517)      62,990

   Property, plant and equipment .......................      11,235       33,012          274         --         44,521
   Intangibles .........................................      12,604       67,896        2,316         --         82,816
   Note receivable from subsidiaries ...................      84,613        9,229         --        (93,842)        --
   Deferred financing costs ............................       6,061         --           --           --          6,061
   Investment in subsidiaries ..........................      20,025         --           --        (20,025)        --
   Other noncurrent assets .............................        --              5         --           --              5
                                                           ---------    ---------    ---------    ---------    ---------
                                                           $ 147,106    $ 157,777    $   5,894    $(114,384)   $ 196,393
                                                           =========    =========    =========    =========    =========

            LIABILITIES AND
         STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable to parent .............................   $    --      $  90,265    $   3,577    $ (93,842)   $    --
   Accounts payable ....................................       2,482       10,078          315         --         12,875
   Accrued and other liabilities .......................       2,811        3,583          443         --          6,837
   Accrued interest ....................................       3,315         --           --           --          3,315
   Accrued taxes .......................................         460         --           --           --            460
                                                           ---------    ---------    ---------    ---------    ---------
         Total current liabilities .....................       9,068      103,926        4,335      (93,842)      23,487


Long-term debt .........................................     221,027         --           --           --        221,027
Other noncurrent liabilities ...........................       3,067         --           --           --          3,067
Due to parent ..........................................     (36,062)      31,779        4,283         --

Stockholders' deficit

   Common stock ........................................        --              1         --             (1)        --
   Additional paid-in capital ..........................       2,951       34,499         --        (34,498)       2,952
   Accumulated other comprehensive loss ................        --           (204)        (475)        --           (679)
   Loans due on common stock ...........................        (329)        --           --           --           (329)
   (Accumulated deficit) retained earnings .............     (52,616)     (12,224)      (2,249)      13,957      (53,132)
                                                           ---------    ---------    ---------    ---------    ---------
         Total stockholders' (deficit) retained earnings     (49,994)      22,072       (2,724)     (20,542)     (51,188)
                                                           ---------    ---------    ---------    ---------    ---------
                                                           $ 147,106    $ 157,777    $   5,894    $(114,384)   $ 196,393
                                                           =========    =========    =========    =========    =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 1999
                             (Dollars in Thousands)

                                                                             Non
                                                  Parent     Guarantor    Guarantor
                                                  Company  Subsidiaries   Subsidiary Eliminations Consolidated
                                                  -------  ------------   ---------- ------------ ------------
Net sales ....................................   $ 13,683     $ 57,060     $  1,654     $ (7,273)    $ 65,124
Operating expenses:
      Cost of sales ..........................     10,048       39,983        1,039       (7,188)      43,882
      Selling, general and administrative ....      2,599        5,779          903         --          9,281
      Amortization of intangibles ............        276        4,175         --           --          4,451
                                                 --------     --------     --------     --------     --------
Total operating expenses .....................     12,923       49,937        1,942       (7,188)      57,614

Operating income (loss) ......................        760        7,123         (288)         (85)       7,510

Other:
      Interest expense, net ..................     (3,463)      (1,702)        --           --         (5,165)
      Amortization of deferred financing costs       (375)        --           --           --           (375)
      Other ..................................      3,882       (4,103)        --           --           (221)
                                                 --------     --------     --------     --------     --------
Income (loss) before income tax expense ......        804        1,318         (288)         (85)       1,749

Income tax expense (benefit) .................        346         (284)        --           --             62

Equity in earnings (loss) of subsidiaries ....      1,314         --           --         (1,314)        --
                                                 --------     --------     --------     --------     --------
Net income (loss) ............................   $  1,772     $  1,602     $   (288)    $ (1,399)    $  1,687
                                                 ========     ========     ========     ========     ========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine months ended September 30, 1999
                             (Dollars in Thousands)

                                                                             Non
                                                  Parent     Guarantor    Guarantor
                                                  Company  Subsidiaries   Subsidiary Eliminations Consolidated
                                                  -------  ------------   ---------- ------------ ------------
Net sales ....................................  $  42,362    $ 140,963    $   5,658    $ (20,746)    $168,237
Operating expenses:
       Cost of sales .........................     29,973       99,303        3,570      (20,570)     112,276
       Selling, general and administrative ...      8,103       15,122        2,824         --         26,049
       Amortization of intangibles ...........        735        9,716           88         --         10,539
                                                 --------     --------     --------     --------     --------
Total operating expenses .....................     38,811      124,141        6,482      (20,570)     148,864

Operating income (loss) ......................      3,551       16,822         (824)        (176)      19,373

Other :
       Interest expense, net .................    (10,587)      (3,735)        --           --        (14,322)
       Amortization of deferred financing cost     (1,126)        --           --           --         (1,126)
       Other .................................      9,578      (10,194)        --           --           (616)
                                                 --------      --------    --------     --------     --------
Income (loss) before income tax expense ......      1,416        2,893         (824)        (176)       3,309

Income tax expense ...........................        516          201         --           --            717

Equity in earnings (loss) of subsidiaries ....      1,868         --           --         (1,868)        --
                                                 --------     --------     --------     --------     --------
Net income (loss) ............................   $  2,768     $  2,692     $   (824)    $ (2,044)    $  2,592
                                                 ========     ========     ========     ========     ========


                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDE NSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      Nine months ended September 30, 1999

                                                                                 Non
                                                        Parent     Guarantor   Guarantor
                                                        Company  Subsidiaries  Subsidiary  Eliminations Consolidated
                                                        -------  ------------  ----------  ------------ ------------
Cash flow from operating activities:

Net cash (used in ) provided by operating activities    $ 8,687     $(1,683)     $(1,742)     $(1,868)     $ 3,394
                                                        -------     -------      -------      -------      -------
Cash flows from investing activities:

   Acquisition of business, including direct expenses   (38,593)       --           --                     (38,593)
   Capital expenditures .............................    (1,570)     (3,349)        (121)        --         (5,040)
                                                        -------     -------      -------      -------      -------
Net cash used in investing activities ...............   (40,163)     (3,349)        (121)        --        (43,633)
                                                        -------     -------      -------      -------      -------

Cash flows from financing activities:

   Proceeds from issuance of long-term obligations ..    39,491        --           --           --         39,491
   Repurchase of common stock, net of loan payments .        14        --           --           --             14
   Net borrowings of long term obligations ..........       715        --           --           --            715
                                                        -------     -------      -------      -------      -------
Net cash provided by financing activities ...........    40,220        --           --           --         40,220
                                                        -------     -------      -------      -------      -------
Net increase (decrease) in cash and cash equivalents    $ 8,744    $ (5,032)     $(1,863)     $(1,868)         (19)
                                                        =======     =======      =======      =======
Cash and cash equivalents, beginning of period ......                                                          327
                                                                                                           -------
Cash and cash equivalents, end of period ............                                                      $   308
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

EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash and or non-recurring charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the senior subordinated notes.

On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, L.L.C., acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million (the "TMT-Pathway Acquisition"), net of a $1.7 million purchase price adjustment. Operating results of the TMT-Pathway Acquisition have been included in the financial statements of the Company as of this dates.

The Company has two reportable segments, which include Personal Safety Products segment ("PSP") and Highway Safety Products segment ("HSP"). The PSP segment manufactures and sells safety products including welding helmets, auto-darkening welding filter lenses, safety caps, hardhats, faceshields, visors, safety goggles, spectacles and hearing protection products. The HSP segment sells reflective glass beads, cones, channelizers, pavement tape, flags, vests, roll-up signs, barricades, high-intensity lights, traffic coatings and specialized coatings applications equipment.

Three Months Ended  September 30, 2000 Compared
to Three Months Ended  September 30, 1999
-----------------------------------------------

Net sales - Net sales for the three months ended September 30, 2000 decreased slightly on a consolidated basis with the same period in 1999. PSP net sales declined 5.6% to $25.2 million from $26.7 million in the third quarter of 2000 over the same period in 1999, primarily due to the continued devaluation of European currencies, the sales decline in the Company's Crystaloid division and the divestiture of the Company's Aden Ophthalmic Products ("AOP") prescription frame business during the fourth quarter 1999. For the comparable three-month period, net sales decreased $0.2 million each for Europe and Crystaloid and $0.4 million due to the divestiture of AOP. HSP net sales increased to $38.8 million from $38.4 million over the same three-month period.

Cost of sales - Cost of sales for the three months ended September 30, 2000 were consistent with the same period in 1999, as a result of level sales activity. Cost of sales as a percentage of sales increased to 68.5% from 67.4%, due to increased costs within the HSP segment. As a percentage of sales, HSP cost of sales increased to 71.5% from 69.4% in 2000 due to higher natural gas and freight costs.

Selling, general & administrative expenses - Selling, general and administrative expenses for the three months ended September 30, 2000 decreased slightly to $9.1 million from $9.3 million in 1999.

EBITDA - EBITDA for the third quarter 2000 remained level with the third quarter 1999. Impacts of the European devaluation as well as increased natural gas and freight costs were offset by a 10% increase in EBITDA at TMT-Pathway.

Operating income - Operating income for the three months ended September 30, 2000 decreased 9.3% to $6.8 million from $7.5 million in 1999 due to declined sales volume within the PSP segment and increased natural gas cost within the HSP segment.

Income tax expense - Income tax expense for the three months ended September 30, 2000 and 1999 was $0.7 million and $0.1 million, respectively. The increase in income tax expense resulted from increased taxable income primarily due to permanent differences associated with non-deductible goodwill.

Nine Months Ended  September 30 2000 Compared
to Nine Months Ended September 30, 1999
---------------------------------------------

Net sales - Net sales for the nine months ended September 30, 2000 increased 7.1% to $180.0 million from $168.2 million in 1999. PSP welding sales increased $1.1 million over 1999 offset by the continued foreign currency devaluation, the sales decline in the Company's Crystaloid division and the divestiture of AOP. HSP net sales for the comparable nine months increased $14.1 million to $99.5 million in 2000 from $85.4 million in 1999, of which $10.6 million is due to the TMT-Pathway Acquisition. On a pro forma basis, excluding European sales and the Company's Crystaloid division, PSP net sales increased 1.5%, while HSP net sales increased 3.3%.

Cost of sales - Cost of sales for the nine months ended September 30, 2000 increased 9.7% to $123.2 million from $112.3 million in 1999 primarily attributable to the increase in net sales. PSP cost of sales declined slightly for the nine-month comparable period, while HSP cost of sales increased 19.3% to $72.3 million in 2000 from $60.6 million in 1999 as a result of the TMT-Pathway Acquisition. HSP cost of sales as a percentage of sales increased to 73.0% from 71.1% due to increased natural gas and freight costs.

Selling, general & administrative expenses - Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 6.5% to $27.7 million from $26.0 million in 1999 primarily due to the TMT-Pathway Acquisition. On a pro forma basis, selling, general, and administrative expenses remained consistent with the comparable nine-month period.

EBITDA - EBITDA for the nine months ended September 30, 2000 increased 2.9% to $35.7 million from $34.7 million in 1999. PSP EBITDA, excluding European and Crystaloid results, increased 7.5% in the first nine months ended September 30, 2000 over the prior year. HSP EBITDA increased 6.0% in the first nine months ended September 30, 2000 over 1999, primarily attributable to the TMT-Pathway Acquisition. Consolidated EBITDA, excluding the Company's Crystaloid division, increased 2.5% on a pro forma basis.

Operating income - Operating income for the nine months ended September 30, 2000 decreased to $15.8 million from $19.4 million in 1999.

Income tax expense - Income tax expense for the nine months ended September 30, 2000 and 1999 was $2.2 million and $0.7 million, respectively. The increase in income tax expense resulted from increased taxable income primarily due to permanent differences associated with non-deductible goodwill.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $8.1 million and $3.4 million, respectively. The improvement over the prior year stems from increased management of working capital. Changes in working capital resulted in cash uses of $8.5 million and $15.8 million for the nine months ended September 30, 2000 and 1999, respectively.

Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $4.5 million and $43.6 million, respectively. Net capital expenditures for the nine months ended September 30, 2000 and 1999 were $4.5 million and $5.0 million, respectively. The lower use of cash in the nine months ended September 30, 2000 over the prior year comparable period is associated with the reduction in acquisition activity and the timing of capital expenditures.

Net cash (used) provided by financing activities for the nine months ended September 30, 2000 and 1999 was ($3.4 million) and $40.2 million, respectively. The decrease in the nine months ended September 30, 2000 over the prior year is a result of the absence of incremental debt to fund acquisition activity.

Effective April 22, 1998, the Company entered into a credit agreement (the "New Credit Facility") with Fleet National Bank and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. At September 30, 2000 there was $4.6 million outstanding on the revolving credit facility and $1.5 million of letters of credit outstanding resulting in availability of $23.9 million. The average interest rate on the New Credit Facility outstanding borrowings was 9.0% at September 30, 2000.

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

ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                                                  JACKSON PRODUCTS, INC.
                                                  (Registrant)


Date: 11/13/00                                    By:/s/ Christopher T. Paule
                                                       /s/ Mark A. Kolmer
                                                  ---------------------------
                                                  Christopher T. Paule
                                                  President and Chief
                                                  Operating Officer

                                                  Mark A. Kolmer
                                                  Vice President - Finance