Form 10-K
period 2000-12-31
JACKSON PRODUCTS INC
filed 2001-04-02
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          43,172 shares of Class A Common Stock at February 28, 2001 15,647 shares of Class B Common Stock at February 28, 2001
           3,020 shares of Class C Common Stock at February 28, 2001

TABLE OF CONTENTS                                                           Page

PART I.........................................................................1
    Item 1   Business..........................................................1
    Item 2.  Properties........................................................5
    Item 3.  Legal Proceedings.................................................6
    Item 4.  Submission of Matters to a Vote of Security Holders...............6

PART II........................................................................6
    Item 5.  Market For Registrant's Common Equity and Related Stockholder
                 Matters.......................................................6
    Item 6.  Selected Financial Data...........................................6
    Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................8
    Item 7A Quantitative and Qualitative Disclosures about Market Risk........12
    Item 8.  Financial Statements and Supplementary Data......................13
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................14

PART III......................................................................14
    Item 10. Directors and Executive Officers.................................14
    Item 11. Executive Compensation...........................................15
    Item 12. Security Ownership of Certain Beneficial Owners and Management...19
    Item 13. Certain Relationships and Related Transactions...................21

Part IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    Signatures................................................................22

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

On February 2, 2001, the closing of the transactions contemplated under the Stock Purchase Agreement, (the Purchase Agreement), dated December 29, 2000, between Jackson Products, Inc. (JPI or the Company), SCG Acquisition LLC (SCG) and the stockholders of the Company (the Stockholders), as amended February 1, 2001, occurred. Pursuant to the terms of the Purchase Agreement, the Stockholders sold 50% of the common stock of the Company (the Common Stock) to affiliates of SCG. The Stockholders continue to hold 50% of the Common Stock and continue to have the right to appoint a majority of the board of directors of the Company.

GENERAL

The Company is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the international personal and highway safety markets, principally throughout North America and Europe. JPI markets its products under established, well-known brand names to an extensive network of thousands of distributors, wholesalers, contractors and government agencies. Management believes that the Company holds leading market share positions in each of its primary product lines, reflecting the Company's
(i) proprietary technology, (ii) strong reputation and relationships with its customer base, (iii) breadth of product lines and (iv) low cost manufacturing operations.

ACQUISITIONS

During the period 1996 through 1998, the Company made several acquisitions including OSD Envizion, Inc.; Jackson Products Holding GmbH; American Allsafe Company, Silencio/Safety Direct, Inc.; Crystaloid Technologies, Inc. and Kedman Company. OSD Envizion, Inc. (OSD), provided JPI a significant share of the North American auto-darkening welding filter lens market and established JPI as the only North American-based manufacturer of auto-darkening welding filter lenses. In 1999, OSD was merged into the Company. The Company formed Jackson Products Holding GmbH (GmbH) to acquire several European businesses. The formation of GmbH provides the Company with in-house European distribution for its auto-darkening product line as well as an overseas infrastructure platform for the Company's other welding safety products. The acquisition of American Allsafe Company (Allsafe) and Silencio/Safety Direct, Inc. (Silencio/Safety Direct) further expanded the range of the Company's personal safety products and enhances the Company's channels of distribution. The acquisition of Crystaloid Technologies, Inc. (Crystaloid) and its expertise in liquid crystal technology strengthens the Company's strong position in auto-darkening technology and has allowed for the development of additional applications in new markets. The acquisition of Kedman Company, (Kedman) expanded the Company's presence in the western United States and widened the current distribution channels. In 1999, Kedman was merged into American Allsafe.

On May 17, 1999, the Company, through its wholly owned subsidiary, TMT-Pathway, L.L.C. (TMT-Pathway), acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. The acquisition of TMT-Pathway further enhances the Company's position in the highway safety market, providing new resources in paint and paint application technology, which, management believes, will create further market opportunities through improved product quality and new product development.

SEGMENTS

The Company operates two business segments. The Personal Safety Products segment
(PSP) manufactures and sells thousands of safety products including welding helmets, auto-darkening welding filter lenses, safety caps, hardhats, face shields, visors, safety goggles, spectacles and hearing protection products under its well-known brand names: Jackson, Aden, EQC, Morsafe, American Allsafe Co., Silencio, Huntsman and Lamba. PSP represented approximately 47% of net sales in 2000.

The Highway Safety Products segment (HSP) sells reflective glass beads, cones, channelizers, pavement tape, flags, vests, roll-up signs, barricades, high-intensity lights, traffic coatings and specialized coatings applications equipment under well-known brand names: Flex-O-Lite, Blast-O-Lite, Morline, Dura-Line, Dura-Stripe, Norline, TMT-Traffic Marking Technologies and Legend-Build. HSP represented approximately 53% of net sales in 2000.

PRODUCTS - PERSONAL SAFETY PRODUCTS SEGMENT

Within PSP, the Company classifies its products in four main categories: eye and face protection, head protection, hearing protection and other personal safety. The Company's personal safety products are designed to protect workers from various eye/face/head hazards in manufacturing environments, including flying debris, chemical splashes, excessive noise, noxious fumes and ultra violet rays.

EYE AND FACE PROTECTION. The Company produces auto-darkening filter lenses and non-prescription protective eyewear, goggles, face shield and visors. The Company's auto-darkening welding helmet filter lenses are highly advanced and feature JPI's proprietary Electronic Quick Change (EQC) technology. These lenses allow welders to see without lifting their helmets, which improves productivity and reduces injuries.

The Company sells a complete line of non-prescription safety spectacles, known as "planos" in the industry, primarily to the construction, manufacturing and health-care industries. These non-prescription eyewear and goggles meet strict safety requirements. These products are marketed under the American Allsafe, Jackson, Huntsman, Morsafe, Aden and Team Silencio brand names. JPI also produces certain of its goggles, face shields and visors under private label brands.

HEAD PROTECTION. The Company sells a broad line of head protection products, including hardhats and safety caps for construction, welding and general industry. These products are marketed under the Huntsman, Jackson, Lansec, American Allsafe and Morsafe brand names. JPI also produces certain of its hardhats and safety caps under private label brands.

HEARING PROTECTION. The Company's line of hearing protection products includes earplugs, earmuffs and "auto-blocking" technology. The Company is a market leader in hearing protection within the shooting sports industry and is a leading supplier of these ear protection products to mass merchandisers and to government agencies.

OTHER PERSONAL SAFETY. The Company's other personal protection products include safety warning products. The Company's line of safety warning products provide visual warnings against hazards and help to prevent costly slip and fall and other accidents. These products include cones, signs, barricades, fences, tape, lights, flags, floor stands and banners. These products are marketed under the Team Silencio, Jackson, Lambda and American Allsafe brand names in addition to private label brands.

The U. S. market for personal safety products which are produced by the Company is approximately $3.7 billion annually in size according to the Richard K. Miller & Associates, Inc. report. Worker demand for safe working environments has resulted in more employer focus on safety; but, more importantly, litigation and increased enforcement of safety standards by regulatory bodies has driven safety product demand.

PRODUCTS - HIGHWAY SAFETY PRODUCTS SEGMENT

Within HSP, the Company classifies its products in four categories: reflective glass beads, traffic safety and work zone protection equipment, traffic markings and traffic markings applications equipment. The Company's highway safety products are designed to make both driving and construction on highways safer by enhancing driving visibility and marking construction sites.

REFLECTIVE GLASS BEADS. The Company designs, manufactures and distributes industrial and traffic reflective glass beads. Beads with a low refractive index are used in road striping and industrial applications while beads with a high refractive index are used in airport runway striping, reflective sheeting, pavement tape and other applications. These products are marketed under the Flex-O-Lite and Blast-O-Lite brand names.

TRAFFIC SAFETY AND WORK ZONE PROTECTION EQUIPMENT. This category includes over 300 products such as traffic cones, delineators, barricades, channelizers, pavement tape, flags, vests, roll-up signs, sign stands and barricade lights. The products are designed to enhance visual recognition of highway hazards, and reduce accidents and injury. These products are marketed under the Services and Materials and Flex-O-Lite brand names.

TRAFFIC MARKINGS. The Company manufactures primarily low volatile organic content (VOC) solvent-based and waterborne coatings for traffic markings. Markings are organized into conventional and durable types of products. Durable markings (including the Dura-Line, Dura-Stripe, and Legend-Build brands) are brighter and longer lasting than conventional paint products (the Company's Morline and Norline brands). Durable markings have life expectations of five to ten years, while conventional markings average one-year life expectation.

TRAFFIC MARKINGS APPLICATION EQUIPMENT. The Company custom builds traffic paint application equipment for its customers under the TMT-Pathway brand name. Using precision engineering and computer-assisted design capabilities, the Company customizes application equipment to meet specific requirements, which often include custom built enclosed cabs and airless or air spray systems. In addition, the Company installs numerous guidance systems for better safety, accuracy and productivity, which include mirrors, booms, and camera systems. The equipment is designed to apply to existing conventional and durable coating systems.

Management estimates that the market for highway safety products is approximately $2.0 billion annually. Highway safety fundamentals remain strong, with levels of ongoing public expenditure in infrastructure, new highway safety legislation and demographic growth. In addition, the prevention of highway injuries and fatalities remains high on the political agenda across the country. The Federal Highway Administration, for example, is authorized to invest more than $100 billion in the nation's highway system over the next four years. Federal funding, authorized by the Transportation Equity Act for the 21st Century (TEA-21), which was signed into law in 1998, is focused on improving the nation's existing roads. Highway improvement requires the purchase of safety products to reduce construction site hazards for motorists as well as for construction workers. In fact, the road construction industry is expected to experience one of the fastest rates of head count growth of any segment of the economy. Tea-21 represents a 40% increase in federal highway funding over the 1991 Intermodel Surface Transportation Efficiency Act (ISTEA). More importantly, however, TEA-21 has increased federal funding for highway safety programs by approximately $110 million over previous years, for a total expenditure of $550 million per year, representing a 25% increase in safety program funding over earlier ISTEA levels. The US Department of Transportation has distributed TEA-21 funds totaling $29.5 billion in fiscal year 1998 and $35.1 billion in fiscal year 1999 for highways, transit and highway safety. Of these amounts, TEA-21 guaranteed that $27.4 billion would be available in fiscal year 1998 and $32.0 billion in fiscal year 1999.

SALES AND DISTRIBUTION - PERSONAL SAFETY PRODUCTS

Primary customers for personal safety products are found in the welding, construction, janitorial, healthcare, sporting and food service sectors as well as throughout general industry, including oil, gas and chemical processors, metal fabricators and auto and aircraft manufacturers. The Company distributes its personal safety products domestically primarily through a network of wholesalers and distributors. The Company's sales force directs its efforts at the distributor and end-user levels to create an effective pull-through of products to the market. The Company's in-house sales forces are covered by incentive bonus plans while the Company's manufacturer representatives are compensated on a varying commission structure. The Company's salespeople and agents are supported by regionally based sales and technical specialists allowing the Company to deliver high levels of customer service locally in its significant markets. Internationally, the Company distributes its products primarily through its subsidiaries located in Germany, France and the United Kingdom and through an independent agency in Latin America.

SALES AND DISTRIBUTION -HIGHWAY SAFETY PRODUCTS

Primary customers for highway safety products include state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies. The Company distributes its highway safety products through direct sales people and catalogs. The Company's line of reflective and industrial glass beads are sold by salespeople directly to state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contracted supply and rental companies. The Company's other highway safety products are sold through distribution via a combined effort of in-house sales personnel, manufacturers representatives, a well-circulated Company catalog, the Company's Web sites (www.jacksonproducts.com, www.tmtpathway.com, www.flexolite.com and www.servmat.com) and inclusion in various industrial supply catalogs.

MANUFACTURING

The Company uses a variety of manufacturing processes to produce products for the personal and highway safety product industry. Products manufactured from plastic, polycarbonate, polyvinylchloride (PVC), resins and similar raw materials are produced using injection molding, compression molding, flow molding and blow molding techniques. Such products include welding helmets, hardhats, cones, channelizers, safety goggles and face shields.

Crystaloid possesses liquid crystal technology, which it uses to produce liquid crystal shutters used in the Company's auto-darkening welding filter lenses. The Company also utilizes this technology for liquid crystal displays used in the aviation industry.

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

TMT-Pathway produces conventional traffic markings, which consist of a carrier, either water or organic solvent, resin, pigment, fillers and additives for wetting, flow, stability and drying rate. In addition, TMT-Pathway produces durable traffic markings which are methyl methacrylate-based markings applied by hand or machine to provide durable marking for traffic control edge lines, legends and crosswalks.

RAW MATERIALS

Raw materials used by the Company in the manufacture of its products are purchased both domestically and internationally. The Company believes that its supply sources are both well established and reliable. Although the Company has no long-term supply contracts, it has experienced no significant problems in supplying its operations. The Company has ongoing relationships with certain suppliers of raw materials, however, the Company believes that there are a number of reliable vendors available and it is able to obtain competitive pricing. Raw material prices fluctuate over time depending on supply, demand and other factors. Increases in certain raw material prices, such as natural gas, which increased significantly in the fourth quarter of 2000, could have a material adverse impact on the Company's financial performance.

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

The Company in general protects its material intellectual property rights through the filing of applications for and registrations of trademarks and patents. In addition, the Company requires certain of its employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in certain circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights.

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

COMPETITION

The personal and highway safety products industries are highly competitive industries with participants ranging in size from small companies focusing on single types of safety products, to a few large multinational corporations which manufacture and supply many types of safety products. The Company's main competitors vary by region and product. The Company believes that participants in the personal and highway safety products industries compete primarily on the basis of price, product characteristics (such as functional performance, design and style), brand name recognition and service. The Company enjoys certain economies of scale, which are not available to smaller competitors. Nonetheless, other large competitors may enjoy similar or greater economies of scale and may possess greater financial or other resources than the Company. In addition, to maintain its market position, the Company must be competitive in the area of brand image, distribution, design, style, customer service, quality and price.

GOVERNMENT REGULATION AND INDUSTRIAL STANDARDS

Government regulation mandating the use of personal safety equipment for certain job classifications and work site environments is the most significant factor in the creation of demand for personal safety equipment. OSHA generally regulates the workplace environments in which personal safety equipment must be worn and specifies the standards which such equipment must meet. The Company believes it has complied in all material respects with the regulations and standards of these agencies. Furthermore, any non-material non-compliance with such regulations and standards in the past have not had a material adverse effect on its business.

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

The United States and Canadian regulatory agencies each mandate that the Company's products meet performance standards established by private groups, such as the American National Standards Institute (ANSI) and the Canadian Standards Association (CSA), respectively. The Company's eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. The Company maintains and operates on-site testing labs at facilities, which are equipped to perform necessary tests.

EMPLOYEES

As of December 31, 2000, the Company had 976 employees. The Company has 14 employees in Canada represented by a union pursuant to a collective bargaining agreement and 14 employees in California represented by a union pursuant to a collective bargaining agreement. Both agreements expire in November 2002.

ITEM 2. PROPERTIES

In addition to its executive offices in Chesterfield, Missouri, the Company operates 18 major facilities in the United States, Canada and Europe with a total area (including the executive offices) of approximately 768,000 square feet, of which the Company currently owns approximately 586,000 square feet and leases approximately 182,000 square feet. These facilities are as follows:


                                 User/                                                       Owned/        Lease
         Location               Subsidiary           Primary Use                Square Feet  Leased      Expiration
        ---------              ------------          -----------                -----------  -------     ----------
Chesterfield, Missouri         Corporate       Corporate and Administration         15,000    Leased       9/14/02

Personal Safety Products

Belmont, Michigan              Jackson         Manufacturing and Distribution      148,100    Owned            --
Tonawonda, New York            Allsafe         Manufacturing and Distribution      100,000    Owned            --
Sparks, Nevada                 Silencio        Manufacturing and Distribution  2 buildings    Leased      12/31/01
                                                                               20,000 each

Hudson, Ohio                   Crystaloid      Manufacturing and Distribution       36,770    Owned            --
Alzenau, Germany               Lansec          Manufacturing and Distribution        5,895    Leased       8/31/03
Merignac, France               Lansec          Distribution                          2,592    Leased       8/31/04
Worcestershire, U.K.           Lansec          Distribution                          3,900    Leased      12/31/01

Highway Safety Products

Fenton, Missouri               SMC             Manufacturing and Distribution       84,414    Leased      12/31/05
Fenton, Missouri               Flex-O-Lite     Manufacturing and Distribution       20,400    Leased       3/31/03
Idabel, Oklahoma               Flex-O-Lite     Manufacturing                        24,000    Owned            --
Muscatine, Iowa                Flex-O-Lite     Manufacturing and Distribution       31,903    Owned            --
Paris, Texas                   Flex-O-Lite     Manufacturing and Distribution       91,363    Owned            --
St. Thomas, Ontario, Canada    Flex-O-Lite     Manufacturing and Distribution       21,244    Owned            --
Belmont, Ontario, Canada       Flex-O-Lite     Distribution                         10,000    Leased       Monthly
Los Angeles, California        TMT-Pathway     Manufacturing and Distribution       25,242    Owned            --
Salem, Oregon                  TMT-Pathway     Manufacturing and Distribution       76,254    Owned            --
Salem, Oregon                  TMT-Pathway     Manufacturing and Distribution       30,598    Owned            --

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

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only authorized, issued and outstanding classes of capital stock of the Company is common stock, consisting of the Class A Common Stock, Class B Common Stock and the Class C Common Stock. There is no established trading market for the Common Stock.

The Company has not declared or paid any cash dividends on its common stock since its formation in August 1995. The Company's financing agreements contain restrictions on its ability to declare or pay dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the summary historical financial data of the Company for the fiscal years ending December 31, 1996 through 2000. The summary information set forth below should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this document.

                                             2000       1999       1998       1997       1996
                                            --------- ---------  ---------  ---------  ---------
Statement of Operations Data:
    Net sales.......................        $221,176  $213,208   $165,232   $123,417   $111,788
    Cost of sales...................         153,883   145,120    111,325     87,466     80,485
    Selling, general & administrative
       Expenses.....................          36,328    35,261     27,566     15,205     14,440

    Asset sales...................               ---       ---        576        335      1,050

    Amortization of intangibles...            17,733    15,023      9,654     16,378     18,849
                                            --------- ---------  ---------  ---------  ---------
    Operating income (loss).........          13,232    17,804     16,111      4,033     (3,036)
    Other expenses:
        Interest expense............         (20,744)  (19,347)   (15,803)   (12,050)   (11,306)
        Amortization of deferred
             financing costs                  (1,500)   (1,501)    (1,271)    (1,261)    (1,076)
        Other.......................          (1,069)     (880)      (643)      (401)      (599)
                                            --------- ---------  ---------  ---------  ---------
    Loss before income tax
        provision and  extraordinary item    (10,081)   (3,924)    (1,606)    (9,679)   (16,017)
    Income tax expense (benefit)....          (3,287)   (1,172)       224        684        429
                                            --------- ---------  ---------  ---------  ---------
    Loss before extraordinary item..          (6,794)   (2,752)    (1,830)   (10,363)   (16,446)
    Extraordinary item:
        Loss due to early  extinguishment
             of debt                             ---       ---     (7,558)       ---        ---
                                            --------- ---------  ---------  ---------  ---------
     Net loss.......................        $ (6,794) $ (2,752)  $ (9,338)  $(10,363)  $(16,446)
                                            ========= =========  =========  =========  =========

Other Data:
    EBITDA(1).......................         $40,007   $39,542    $31,111    $24,660    $21,145
    Depreciation and amortization...          27,779    23,239     15,793     20,292     23,131
    Capital expenditures, net.......           5,862     5,836      6,670      3,246      1,910
    Ratio of earnings to fixed charges(2)        ---       ---        ---        ---        ---
    Cash  provided by  operating
        activities..................          12,382    15,144     15,417     10,313      6,833
    Cash used in investing activities         (5,862)  (45,764)   (54,267)    (5,890)   (14,552)
    Cash (used in) provided by
        financing activities........          (6,376)   30,537     38,654     (3,900)     7,719

Balance Sheet Data:
    Cash............................          $  388    $  244     $  327    $   523     $  ---
    Total assets....................         183,724   196,393    171,239    125,047    135,015
    Redeemable preferred stock and
        long-term debt, including
        current portion.............         214,651   221,027    190,389    133,452    134,194
    Total stockholders' deficit.....         (58,147)  (51,188)   (47,712)   (31,277)   (17,738)

(1) EBITDA represents net income plus interest, taxes, depreciation, amortization, certain non-cash charges and or non-recurring charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles (GAAP). The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under its financing agreements. EBITDA for the year ended December 31, 2000, excludes a non-recurring pre-tax loss of $496 due to the closure of the Company's facility in Salt Lake City, Utah,

(2) In the computation of the ratio to fixed charges, earnings consist of income before taxes and extraordinary loss, plus fixed charges. Fixed charges consist of interest expense on indebtedness, plus that portion of lease rental expense representative of the interest factor. Earnings were insufficient to cover fixed charges by approximately $16,017 for 1996; $9,679 for 1997; $1,606 for 1998, $3,924 for 1999 and $10,081 for 2000.

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

EBITDA represents net income plus interest, taxes, depreciation, amortization, certain non-cash charges and or non-recurring charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the senior subordinated notes.

On August 16, 1995, the Company was acquired by members of management and affiliates of The Jordan Company. In October 1996, the Company acquired OSD, and in October 1997, the Company acquired Lansec.

On April 22, 1998, the Company, through its wholly-owned subsidiary, Jackson Acquisition, Inc., acquired American Allsafe Company and Silencio/Safety Direct, Inc. for $29.1 million, as adjusted, (the Allsafe Acquisition). On April 23, 1998, the Company, through its wholly-owned subsidiary, Crystaloid Technologies, Inc., acquired Crystaloid Electronics, Inc., for $6.0 million (the Crystaloid Acquisition). On July 22, 1998, American Allsafe Company acquired all of the outstanding capital stock of Kedman Company (the Kedman Acquisition) for $9.2 million. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are collectively referred to as the Acquisitions.

On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, L.L.C., acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36.3 million (the TMT-Pathway Acquisition), net of a $1.7 million purchase price adjustment.

RESULTS OF OPERATIONS (dollars in thousands unless otherwise noted)

Net Sales                          2000        1999        1998
---------                          ----        ----        ----
          PSP................... $102,899    $107,067     $93,596
          HSP...................  118,277     106,141      71,636
                                 --------    --------    --------
          TOTAL................. $221,176    $213,208    $165,232
                                 ========    ========    ========

Net sales increased 3.7% to $221.2 million from $213.2 million in 1999. Increased Highway Safety sales by TMT-Pathway were offset by the continuing effect of the European currency devaluation and the slowing economy in North America. PSP net sales in 2000 decreased 3.9% to $102.9 million from $107.1 million in 1999. The sales decrease was primarily the result of devalued European currencies, the sales decline in the Company's Crystaloid division and the divestiture of the Company's Aden Opthalmic Products (AOP) prescription frame business during the fourth quarter of 1999 all of which accounted for $4.9 million of decreased sales. HSP net sales in 2000 increased 11.4% to $118.3 million from $106.1 million in 1999.

Net sales in 1999 increased 29.0% to $213.2 million from $165.2 million in 1998 primarily attributed to a full year of volume associated with the Acquisitions and the TMT-Pathway Acquisition. PSP net sales in 1999 increased 14.4% to $107.1 million from $93.6 million in 1998 due to acquisition activity, which accounted for a net sales increase of $18.9 million in 1999. Had the Acquisitions occurred on January 1, 1998, net sales for the comparable years would have reflected a decrease of $4.1 million, or 3.7%. The Company believes that the decline in PSP sales is attributable to soft economic conditions in the worldwide welding market, the continuing effect of the strong dollar on the Company's sales within Europe and a decline in the Company's avionic sales at its Crystaloid division. HSP net sales in 1999 increased 48.2% to $106.1 million from $71.6 million in

1998. The increase in net sales for this period is primarily attributable to the TMT-Pathway Acquisition, which provided $31.9 million in net sales and increased HSP demand (pro forma increase of 8.5%). Had the Acquisitions and the TMT-Pathway Acquisition occurred on January 1, 1998, consolidated net sales for 1999 would have reflected an increase of $5.0 million, or 2.3% over 1998.

Cost of Sales                      2000        1999         1998
-------------                      ----        ----         ----
          PSP.................... $65,629     $67,926     $57,986
          HSP....................  88,254      77,194      53,339
                                 --------    --------    --------
          TOTAL..................$153,883    $145,120    $111,325
                                 ========    ========    ========

The increase in cost of sales of $8.8 million in 2000 from 1999 was primarily due to increased sales and an increase in the cost of sales as a percentage of sales. Cost of sales as a percentage of sales increased 1.5 percentage points primarily due to higher natural gas and freight costs. PSP cost of sales decreased 3.4% to $65.6 million from $67.9 million in 1999 due to the decrease in sales. PSP cost of sales as percentage of sales remained consistent from year to year. HSP cost of sales increased 14.3% to $88.3 million from $77.2 million in 1999 primarily due to the TMT-Pathway Acquisition, which represented 71.1% of the increase. Margin growth from higher margin coatings sales was offset by higher natural gas and freight costs, resulting in an increase in HSP cost of sales as a percentage of sales from year to year.

The increase in cost of sales of $33.8 million in 1999 from 1998 resulted from increased sales. PSP cost of sales increased 17.1% to $67.9 million from $58.0 million in 1998, primarily as a result of a full year of volume associated with the Acquisitions. PSP cost of sales as a percentage of sales increased to 63.4% from 62.0%, as lower overhead absorption occurred at several facilities due to lower volume levels and reduced inventories. HSP cost of sales in 1999 increased 44.7% to $77.2 million from $53.3 million in 1998, primarily as a result of the increase in net sales. HSP cost of sales as a percentage of sales decreased to 72.7% from 74.5%, as TMT-Pathway provides favorable gross margins relative to the total HSP gross margin.

Selling, General and Administrative                                    2000         1999        1998
-----------------------------------                                    ----         ----        ----
          PSP.................................................        $21,658     $22,930     $17,997
          HSP.................................................          9,811       8,090       5,823
          Reconciliation to consolidated totals (Corporate) ..          4,859       4,241       3,746
                                                                     --------    --------    --------
          TOTAL...............................................        $36,328     $35,261     $27,566
                                                                     ========    ========    ========

Selling, general and administrative expenses increased 3.0% to $36.3 million from $35.3 million in 1999 largely due to the TMT-Pathway Acquisition. On a pro forma basis, selling, general and administrative expenses remained flat from year to year.

Selling, general and administrative expenses increased 27.9% to $35.3 million in 1999 from $27.6 million in 1998 due to the Acquisitions and the TMT-Pathway Acquisition. On a pro forma basis, selling, general and administrative expenses increased 4.0% in 1999 from 1998 as the Company incurred increased corporate administrative expenses associated with the Acquisitions and the requirements of being an SEC registrant.

EBITDA                                                                 2000         1999        1998
------                                                                 ----         ----        ----
          PSP.................................................       $21,183     $20,595     $20,151
          HSP.................................................        23,164      23,067      14,139
          Reconciliation to consolidated totals (Corporate) ..        (4,340)     (4,120)     (3,179)
                                                                     --------    --------    --------
           TOTAL..............................................       $40,007     $39,542     $31,111
                                                                     ========    ========    ========

EBITDA remained level in 2000 from 1999. PSP EBITDA excluding European and Crystaloid results increased 11.2% in 2000 from 1999. HSP EBITDA remained consistent with prior year as increased sales were offset by higher natural gas and freight costs.

EBITDA for the year ended December 31, 1999 increased 27.1% to $39.5 million from $31.1 million during the year ended December 31, 1998. This growth is primarily attributable to the Acquisitions, the TMT-Pathway Acquisition, and increased HSP demand offset by a decline in PSP sales and increased corporate administrative expenses. Had the Acquisitions and the TMT-Pathway Acquisition taken place on January 1, 1998, EBITDA would have remained consistent.

Operating Income                                                       2000         1999        1998
----------------                                                       ----         ----        ----
          PSP.................................................        $6,505      $7,377     $10,752
          HSP.................................................        11,586      14,668       9,105
          Reconciliation to consolidated totals (Corporate) ..        (4,859)     (4,241)     (3,746)
                                                                     --------    --------    --------
           TOTAL..............................................       $13,232     $17,804     $16,111
                                                                     ========    ========    ========

Consolidated operating income in 2000 decreased to $13.2 million from $17.8 million in 1999 primarily attributable to a full year of amortization associated with the TMT-Pathway Acquisition, the sales decline in the Company's Crystaloid division, the divestiture of the AOP prescription safety frame business and higher natural gas and freight costs.

Consolidated operating income in 1999 increased to $17.8 million from $16.1 million in 1998. As discussed above, this growth is primarily attributable to the Acquisitions, the TMT-Pathway Acquisition, and increased HSP demand.

Income Tax                          2000       1999       1998
----------                          ----       ----       ----

          Benefit (expense)......  $3,287     $1,172     ($224)
                                   ======     ======     ======


Income tax benefit in 2000 increased to $3.3 million from $1.2 million in 1999 due to the elimination of the $10.1 million tax valuation allowance. The elimination in the valuation allowance during 2000 is attributable to the utilization of net operating loss (NOL) carryforwards in 2000 and anticipating realizing the benefit of all deferred tax assets in the future. The elimination of the allowance resulted in a 2000 tax benefit of $4.2 million with the remaining $5.9 million recorded as a reduction of goodwill. The amount reducing goodwill represents the portion of the valuation allowance recorded in purchase accounting.

Income tax benefit in 1999 increased to $1.2 million from ($0.2 million), primarily due to the realization of $1.8 million in benefits from net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in 2000, 1999 and 1998 was $12.4 million, $15.1 million and $15.4 million, respectively. The decrease in 2000 from 1999 stems from an increase in inventory levels coupled with the decrease in the valuation allowance. Cash provided by operating activities remained consistent in 1999 from 1998. Changes in working capital resulted in (uses) sources of cash of ($4.9 million), ($3.6 million) and $0.9 million in 2000, 1999 and 1998, respectively.

Cash used in investing activities in 2000, 1999 and 1998 was $5.9 million, $45.8 million and $54.3 million, respectively. The higher use of cash in 1999 includes $39.9 million expended for the TMT-Pathway Acquisition. The 1998 period includes $47.8 million expended for the Acquisitions. The Company typically makes capital expenditures related to the maintenance and improvements of manufacturing facilities and related processing equipment such as injection molding machines and glass bead furnaces. Net capital expenditures in 2000, 1999 and 1998 were $5.9 million, $5.8 million and $6.7 million, respectively.

Net cash (used in) provided by financing activities in 2000, 1999 and 1998 was ($6.4 million), $30.5 million and $38.7 million, respectively. The decrease in 2000 over the prior year is a result of the absence of incremental debt to fund acquisition activity. In 1999, the proceeds were provided by the issuance of long-term debt and used principally to finance the TMT-Acquisition. During 1998, the proceeds were provided by the Senior Subordinated Notes and the Credit Facility (see below) and used to repay long-term debt, repay the premium of long-term debt and finance the Acquisitions.

On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the Notes) due April 15, 2005. The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries (Guarantors).

Effective April 22, 1998, the Company entered into a credit agreement (the Credit Facility) with Fleet National Bank, as agent, and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving facility in the principal amount of $30.0 million. The Credit Agreement requires, and borrowing under the revolving credit facility is subject to, satisfaction of financial and other covenants. In addition, revolving credit borrowings are dependent on compliance with a borrowing base test. At December 31, 2000 there was (i) $5.1 million outstanding on the revolving credit facility and $1.4 million of letters of credit outstanding, resulting in availability of $23.5 million and (ii) $95.0 million outstanding on the acquisition facility, resulting in availability of $10.0 million. The average interest rate on outstanding borrowings under the Credit Facility was 8.9% at December 31, 2000.

Based on preliminary information, the Company's financial results for January and February 2001 were adversely affected by the recent spike in natural gas prices, severe weather (which dampened demand for highway construction supplies) and the general softening of macro-economic conditions. The Company believes that results for March will show a marked improvement over the first two months results although first quarter 2001 results are still expected to be materially below first quarter 2000 results. The Company was in compliance with all of its financial covenants as of December 31, 2000 and, based on preliminary information, currently expects to be in compliance as of March 31, 2001. However, if the Company's results of operations were to be adversely affected in the future as they were in January and February 2001 or if the Company's current estimates for the first quarter of 2001 were to prove to be inaccurate, then in order to remain in compliance with the credit agreement, the Company would be required to seek a waiver and/or amendment of certain of the Credit Agreement's financial covenants.

Subject to the foregoing discussion, the Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures on a going forward basis. The Company anticipates that its capital expenditure requirements for 2001 will be approximately $6.5 million. Subject to the foregoing discussion, the Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements for the foreseeable future, although no assurance can be given in this regard.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency as of that date while still utilizing their local currency until January 1, 2002.

The Company has assessed the potential impact to the Company that may result from the Euro conversion. In addition to tax accounting considerations, the Company has upgraded its current software package to accommodate Euro-denominated transactions and is in the process of implementation. The Company is also considering the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis. While the Company will continue to assess the impact of the information, management does not believe that the introduction of the Euro will have a material adverse effect on the Company's financial condition or results of operation.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS 133. Collectively, these statements establish accounting and reporting standards requiring that an entity recognize certain derivative instruments as assets and liabilities in the statement of financial position and measure them at fair value. These statements require that changes in the fair value of derivatives are to be recognized currently in earnings unless specific accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS 133 and SFAS 138 become effective for fiscal years beginning after June 15, 2000. The Company adopted these statements effective January 2001. These statements did not have a material impact to the consolidated financial statements of the Company.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, an increase in the value of the U.S. Dollar relative to other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of GmbH, the Company's operations are also affected by changes in exchange rates relative to the German Deutsche Mark, Italian Lira, British Pound, French Franc, Netherland's Guilder and the Euro. A decline in the value of any of these currencies relative to other currencies can have a negative impact on the profitability of the Company. These exchange rate fluctuations decreased profitability by $0.2 million for the year ended December 31, 2000.

The Company's market risk exposure is primarily due to possible fluctuations in interest rates. The Company uses an interest rate cap agreement to manage its exposure on variable rate debt obligations. The Company uses a balanced mix of debt to manage its exposure to interest rate changes. For additional information of the Company's interest rate cap agreement, refer to note 7 in the Consolidated Financial Statements. The Company's outstanding long-term debt at December 31, 2000 is as follows:

                                         Principal     Notional                   Receive       Maturity
                                           Amount       Amount      Pay Rate        Rate          Date        Fair Value
                                         ---------     --------     --------      -------       --------      ----------
Fixed Rate Debt:
Senior Subordinated Notes ........        $114,586        N/A         9.50%          N/A      April, 2005      $ 98,800

Variable Rate Debt:
Acquisition Facility .............          95,000        N/A          (1)           N/A      April, 2004        95,000
Revolving Working Capital Facility           5,065        N/A        10.25%(2)       N/A      April, 2004         5,065
Interest Rate Cap Agreement ......             N/A      50,000        6.50%(3)      6.50%  December 15, 2001         --


(1) The borrowings under the Acquisition Facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus 2.25%. In order to protect against interest rate risk, the Company engages in LIBOR contracts. As of December 31, 2000 the following LIBOR contracts existed: $43,500 outstanding at 8.63% due June 20, 2001; $39,500 at 8.81%
     due March 19,  2001,  $10,000 at 9.0% due  February  27, 2001 and $5,000 at
     8.81% due March 19, 2001.

(2) The borrowings under the Revolving Working Capital Credit Facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus 2.25%.

(3) The interest rate cap agreement has a strike rate of 6.60% from December 15, 2000 to March 15, 2001 and 6.50% from March 15 to December 15, 2001 with a notional amount of $50.0 million at a cost of $21 thousand.

The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate cap agreement or, in the case of the revolving credit agreement, to the extent of the balances outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1)  Index to Financial Statements

Independent Auditors Report....................................................1

Consolidated Balance Sheets-December 31, 2000 and 1999.........................2

Consolidated Statement of Operations-Years Ended December 31, 2000, 1999
    and 1998...................................................................3

Consolidated Statement of Stockholders' Deficit-Years Ended December 31,
    2000, 1999 and 1998........................................................4

Consolidated Statement of Cash Flows-Years Ended December 31,
    2000, 1999 and 1998........................................................5

Notes to Consolidated Financial Statements.....................................6

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)




                          Independent Auditors' Report



The Board of Directors
Jackson Products, Inc.:


We have audited the accompanying consolidated balance sheets of Jackson Products, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jackson Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG

St. Louis, Missouri
February 16, 2001

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999





                                          Assets                                                2000          1999
                                                                                             ----------     ----------
                                                                                              (In thousands, except
                                                                                                    share data)
Current assets:
   Cash                                                                                     $      388            244
   Accounts receivable, net of allowance for doubtful accounts of $1,275
     and $1,140 at December 31, 2000 and 1999, respectively                                     24,875         25,593
   Inventories                                                                                  38,025         34,461
   Deferred tax assets                                                                           3,391          1,823
   Prepaid expenses                                                                              1,369            869
                                                                                             ----------     ----------

           Total current assets                                                                 68,048         62,990
                                                                                             ----------     ----------

Property, plant, and equipment, net                                                             42,114         44,521
Intangibles                                                                                     59,772         82,816
Deferred financing costs                                                                         4,751          6,061
Other noncurrent assets                                                                          9,039              5
                                                                                             ----------     ----------

                                                                                            $  183,724        196,393
                                                                                             ==========     ==========


                           Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                         $   14,504         12,875
   Other accrued liabilities                                                                     5,546          6,837
   Accrued interest                                                                              2,723          3,315
   Accrued income taxes                                                                            374            460
   Current portion of long-term debt                                                             8,907             --
                                                                                             ----------     ----------

           Total current liabilities                                                            32,054         23,487
                                                                                             ----------     ----------

Long-term debt                                                                                 205,744        221,027

Other noncurrent liabilities                                                                     4,073          3,067

Stockholders' deficit:
   Class A common stock, $.01 par value; 100,000 shares authorized; 38,530
     shares issued and outstanding at December 31, 2000 and December 31, 1999                       --             --
   Class C common stock, $.01 par value; 15,000 shares authorized; 8,526
     shares issued and outstanding at December 31, 2000 and December 31, 1999                       --             --
   Additional paid-in capital                                                                    2,952          2,952
   Accumulated other comprehensive loss                                                           (844)          (679)
   Loans due on common stock                                                                      (329)          (329)
   Accumulated deficit                                                                         (59,926)       (53,132)
                                                                                             ----------     ----------

           Total stockholders' deficit                                                         (58,147)       (51,188)
                                                                                             ----------     ----------

                                                                                            $  183,724        196,393
                                                                                             ==========     ==========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999, and 1998

                                                                                    2000         1999          1998
                                                                                 ----------   ----------   ----------
                                                                                             (In thousands)
Net sales                                                                       $  221,176      213,208      165,232

Operating expenses:
    Cost of sales                                                                  153,883      145,120      111,325
    Selling, general and administrative                                             36,328       35,261       27,566
    Write down of assets                                                                --           --          576
    Amortization of intangibles                                                     17,733       15,023        9,654
                                                                                 ----------   ----------   ----------

             Total operating expenses                                              207,944      195,404      149,121
                                                                                 ----------   ----------   ----------

             Operating income                                                       13,232       17,804       16,111

Other:
    Interest expense                                                               (20,744)     (19,347)     (15,803)
    Amortization of deferred financing costs                                        (1,500)      (1,501)      (1,271)
    Other                                                                           (1,069)        (880)        (643)
                                                                                 ----------   ----------   ----------
             Loss before income tax (benefit) expense
               and extraordinary item                                              (10,081)      (3,924)      (1,606)

Income tax (benefit) expense                                                        (3,287)      (1,172)         224
                                                                                 ----------   ----------   ----------

             Loss before extraordinary item                                         (6,794)      (2,752)      (1,830)

Extraordinary item - loss due to early extinguishment of
    debts, net of taxes                                                                 --           --       (7,558)
                                                                                 ----------   ----------   ----------

             Net loss                                                           $   (6,794)      (2,752)      (9,388)
                                                                                 ==========   ==========   ==========



          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                  Years ended December 31, 2000, 1999, and 1998

                                                                  Accumulated
                                   Class A   Class C   Additional    other       Due on
                                    common    common    paid-in   comprehensive  common   Accumulated
                                    stock     stock     capital      income       stock     deficit       Total
                                   --------  --------  ----------  -----------   -------  -----------   ---------
                                                                 (In thousands)
Balance at December 31, 1997      $    --         --       7,102         (106)     (343)     (37,930)    (31,277)

Comprehensive loss:
   Net loss                            --         --          --           --        --       (9,388)     (9,388)
   Cumulative translation
     adjustment                        --         --          --          165        --           --         165
                                                                                                        ---------

Comprehensive loss                                                                                        (9,223)

Repurchase of common stock             --         --      (4,150)          --        --           --      (4,150)
Accrued dividends - preferred
   stock                               --         --          --           --        --       (2,609)     (2,609)
Accretion of preferred stock           --         --          --           --        --         (453)       (453)
                                   --------  --------  ----------  -----------   -------  -----------   ---------

Balance at December 31, 1998           --         --       2,952           59      (343)     (50,380)    (47,712)

Comprehensive loss:
   Net loss                            --         --          --           --        --       (2,752)     (2,752)
   Cumulative translation
     adjustment                        --         --          --         (738)       --           --        (738)
                                                                                                        ---------

Comprehensive loss                                                                                        (3,490)
Repayment of loans on
   common stock                        --         --          --           --        14           --          14
                                   --------  --------  ----------  -----------   -------  -----------   ---------

Balance at December 31, 1999           --         --       2,952         (679)     (329)     (53,132)    (51,188)

Comprehensive loss:
   Net loss                            --         --          --           --        --       (6,794)     (6,794)
   Cumulative translation
     adjustment                        --         --          --         (165)       --           --        (165)
                                                                                                        ---------

Comprehensive loss                                                                                        (6,959)
                                   --------  --------  ----------  -----------   -------  -----------   ---------

Balance at December 31, 2000      $    --         --       2,952         (844)     (329)     (59,926)    (58,147)
                                   ========  ========  ==========  ===========   =======  ===========   =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998


                                                                                         2000     1999       1998
                                                                                      --------- ---------  ---------
                                                                                               (In thousands)
Cash flows from operating activities:
   Loss before extraordinary item                                                   $  (6,794)    (2,752)    (1,830)
   Adjustments to reconcile loss before extraordinary
     item to net cash provided by operating activities:
       Depreciation                                                                     8,546      6,715      4,770
       Write-down of assets                                                                --         --        576
       Deferred income taxes                                                           (3,750)    (1,823)        --
       Amortization of deferred financing costs, intangibles
         and debt discount                                                             19,233     16,639     11,023
       Changes in operating assets and liabilities, net
         of effects of acquisitions:
           Accounts receivable                                                            718        353      2,826
           Inventories                                                                 (3,564)     3,142     (2,338)
           Accounts payable                                                             1,629     (5,794)       855
           Other accrued liabilities                                                   (1,291)       (42)      (478)
           Accrued interest                                                              (592)      (344)       942
           Accrued taxes                                                                  (86)      (615)       (67)
           Other, net                                                                  (1,667)      (335)      (862)
                                                                                     ---------  ---------  ---------

               Net cash provided by operating activities                               12,382     15,144     15,417
                                                                                     ---------  ---------  ---------

Cash flows from investing activities:
   Acquisition of businesses including transaction costs,
     net of cash acquired                                                                  --    (39,928)   (47,752)
   Deferral of acquisition price, net of payments                                          --         --       (105)
   Capital expenditures                                                                (5,862)    (5,836)    (6,670)
   Proceeds from the sale of assets                                                        --         --        260
                                                                                     ---------  ---------  ---------

               Net cash used in investing activities                                   (5,862)   (45,764)   (54,267)
                                                                                     ---------  ---------  ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                --     39,491    204,332
   Repurchase of common stock, net of loan payments                                        --         14     (4,150)
   Repurchase of preferred stock                                                           --         --    (23,998)
   Financing costs                                                                         --         --     (8,300)
   Prepayment premium of long-term debt                                                    --         --     (2,210)
   Repayment of long-term debt                                                         (6,376)    (8,968)  (127,020)
                                                                                     ---------  ---------  ---------

               Net cash (used in) provided by financing activities                     (6,376)    30,537     38,654
                                                                                     ---------  ---------  ---------

               Increase (decrease) in cash                                                144        (83)      (196)

Cash, beginning of year                                                                   244        327        523
                                                                                     ---------  ---------  ---------

Cash, end of year                                                                   $     388        244        327
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

     The Company is engaged in the manufacture, design, and distribution of safety equipment used primarily in the cutting and welding, construction, and general industrial markets as well as state and local government agencies. The Company has two reportable segments, the personal safety segment and the highway safety segment. The personal safety segment (Jackson Products, Inc., GmbH, Allsafe, Silencio, Crystaloid, and Kedman) offers consumable products designed to protect the head, face, and eyes. The highway safety segment (Flex-O-Lite and TMT-Pathway) offerings include reflective glass beads, traffic work zone safety equipment, traffic coatings, and specialized coating applications equipment.

(2) ACQUISITIONS

     On April 22, 1998, the Company, through its wholly-owned subsidiary, Jackson Acquisition, Inc., acquired all of the outstanding capital stock of Allsafe and Silencio for $29,100 (the Allsafe Acquisition). On April 23, 1998, the Company, through its wholly-owned subsidiary, Crystaloid
     Technologies, Inc. acquired all of the outstanding capital stock of Crystaloid Electronics, Inc., for $6,000 (the Crystaloid Acquisition). Intangible assets totaling $11,824 and $4,331 were recorded in connection with the Allsafe Acquisition and Crystaloid Acquisition, respectively, and are being amortized over 3-15 years.

     On July 22, 1998, Allsafe acquired all of the outstanding capital stock of Kedman Company (the Kedman Acquisition) for a total purchase price of $9,200. Intangible assets totaling $6,197 were recorded in connection with the Kedman Acquisition and are being amortized over five years. The Allsafe Acquisition, the Crystaloid Acquisition and the Kedman Acquisition are hereinafter collectively referred to as "the Acquisitions".

     On May 17, 1999, the Company, through its wholly-owned subsidiary, TMT-Pathway, acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36,295 (the TMT-Pathway Acquisition), net of a $1,696 purchase price adjustment. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety industry. Intangible assets in the amount of $22,630 were recorded in connection with the acquisition and are being amortized over three to five years.

     All acquisitions were accounted for using the purchase method of accounting. Accordingly, total purchase cost for these transactions has been allocated to the assets and liabilities of the companies based on their respective fair values. The results of operations of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

     Pro forma consolidated net sales would have been $223,795 and $218,832 for the years ended December 31, 1999 and 1998, respectively. Pro forma consolidated net loss would have been $5,569 and $14,221 for the years ended December 31, 1999 and 1998, respectively; the pro forma consolidated net loss before extraordinary items would have been $5,569 and $6,663, respectively. The unaudited proforma results of operations of the Company for the years ended December 31, 1999 and 1998 give effect to: (i) the Acquisitions and the TMT-Pathway Acquisition and (ii) the refinancing, as discussed in Note 7, as if each had occurred on January 1, 1998. These amounts represent unaudited data and, in management's opinion, are not indicative of actual results had the acquisitions been consummated at the beginning of the respective fiscal years.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain 1999 and 1998 balances have been reclassified to conform to 2000 presentation.

     Use of Estimates
     ----------------

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Consolidated Statements of Cash Flows
     -------------------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 2000, 1999, and 1998 totaled $21,240, $18,889, and
     $14,789, respectively. Taxes paid for the years ended December 31, 2000, 1999, and 1998 totaled $475, $1,384, and $215, respectively.

     Revenue and Accounts Receivable
     -------------------------------

     The Company recognizes revenue upon shipment of merchandise to its customers. The terms of shipment are generally FOB shipping point and no customer rights of return exist. The Company's sales are primarily North American, with customers generally located throughout the United States, Canada, and Europe.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the years ended December 31, 2000 and 1999, the Company had no customers whose purchases exceeded 10% of net sales, nor did any customers account receivable balance exceed 10% of total accounts receivable as of December 31, 2000 and 1999. For the year ended
     December 31, 1998, the Company had one major customer whose purchases exceeded 10% of net sales. The percentage of net sales to this customer totaled 11%.

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

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     Intangible Assets
     -----------------

     The excess of cost over the net tangible assets acquired consists of patents, customer lists, technology-related agreements, and goodwill and is amortized on a straight-line basis over periods from 2-15 years. The Company periodically assesses the recoverability of its intangible assets based on the expected undiscounted cash flows over the remaining life of the related assets.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     -----------------------------------------------------------------------

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

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

     Related-party Transactions
     --------------------------

     In connection with the August 1995 JPI Acquisition, the Company entered into a Management Services Agreement (Agreement) with The Jordan Company (Jordan), an affiliate of the Company. In connection with the Acquisitions, the Company and Jordan agreed to amend the Agreement. The Agreement provides that the Company shall pay Jordan an annual fee of the higher of
     (i) $600 or (ii) 2.5% of the Company's annual Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as defined in the Agreement. For the years ended December 31, 2000, 1999, and 1998, the Company expensed $984, $880, and $775, respectively, related to the Agreement. These amounts are included in other expense.

     In connection with the August 1995 JPI Acquisition, the Company loaned certain employees $427, of which $329 is outstanding as of December 31, 2000 and 1999. All of the loans are due upon the earlier of March 31, 2006, or within 90 days after a borrower ceases to be an employee of the Company. The loans relate to the purchase of common stock of the Company, are collateralized by the pledge of common shares of the Company, may be prepaid in part or in full without notice or penalty, and are represented by nonrecourse promissory notes which bear interest at a rate per annum of 7%. The loans have been recorded as an increase in stockholders' deficit in the consolidated financial statements.

     Financial Instruments
     ---------------------

     The fair market value of those long-term obligations, which carry variable rates, approximates carrying value since the interest rates are periodically adjusted for changes in market interest rates. The fair market value of the Company's 9.50% senior subordinated notes is estimated based on quoted market prices for the same or similar issues with the same remaining maturities and overall financial condition. As of December 31, 2000 and 1999, the fair value of the notes were $98,900 and $105,800 compared to the carrying values of $114,586 and $114,472, respectively. As of December 31, 1998, the carrying value approximated the fair value of the notes as the debt was negotiated late in the year.

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

     Comprehensive Income
     --------------------

     The Company's comprehensive loss is impacted only by foreign currency translation adjustments, which resulted in additional losses of $165 and $738 for the years ended December 31, 2000 and 1999, respectively.

(4) INVENTORIES

     Inventories consist of the following:

                                                        2000        1999
                                                     ----------  ----------

     Raw materials                                 $   11,990      13,959
     Work in process                                    6,330       6,030
     Finished goods                                    19,705      14,472
                                                     ----------  ----------

                                                   $   38,025      34,461
                                                     ==========  ==========

(5) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                        2000        1999
                                                     ----------  ----------

     Land                                          $    3,525       3,525
     Buildings and improvements                        16,107      15,426
     Machinery and equipment                           46,869      44,366
                                                     ----------  ----------

                                                       66,501      63,317

     Less accumulated depreciation                     24,387      18,796
                                                     ----------  ----------

                                                   $   42,114      44,521
                                                     ==========  ==========

     Depreciation expense totaled $8,546, $6,715, and $4,770 for the years ended December 31, 2000, 1999, and 1998, respectively.

(6) INTANGIBLES

     Intangibles consist of the following:

                                                        2000        1999
                                                     ----------  ----------

     Goodwill                                      $  108,753     113,480
     Customer lists and unpatented technology          15,362      15,362
     Patents and other                                 14,198      14,196
                                                     ----------  ----------

                                                      138,313     143,038

     Less accumulated amortization                     78,541      60,222
                                                     ----------  ----------

                                                   $   59,772      82,816
                                                     ==========  ==========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term obligations consist of the following:

                                                        2000         1999
                                                     ----------  ----------

     Acquisition facility                          $   95,000     101,500
     Revolving working capital facility                 5,065       5,055
     9.50% senior subordinated notes                  115,000     115,000
     Unamortized debt discount                           (414)       (528)
                                                     ----------  ----------
                                                      214,651     221,027

     Less current maturities                            8,907          --
                                                     ----------  ----------

                                                   $  205,744     221,027
                                                     ==========  ==========

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

          On April 22, 1998, the Company entered into a $125,000 Credit Agreement with Fleet National Bank, as agent, and Firstar Bank National Association, as co-agent, that is comprised of a $30,000 revolving working capital facility and a $95,000 acquisition facility. This agreement was amended during the second quarter of 1999 to increase the acquisition facility to $105,000. The revolver provides that up to $5,000 of such facility may be used for the issuance of letters of credit and lender guaranties. The Credit Agreement also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness and pay dividends. The commitment fee on the unused portion of the revolver is 1/2% per annum, payable quarterly.

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

          The borrowings under the Credit Agreement bear interest at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Agreement) plus .75%; or (ii) the LIBOR rate (as defined in the Credit Agreement) plus 2.25% for the working capital facility and the acquisition facility. For each of the quarters following September 30, 1998, the factor added to either the base rate or the LIBOR rate will be adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined by the Credit Agreement). The average interest rate on the outstanding borrowings was 8.9% as of December 31, 2000.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

          The Company was in compliance with all of the financial covenants contained in the Credit Agreement as of December 31, 2000. As of December 31, 2000, there was $5,065 outstanding on the revolving credit facility and $1,474 of letters of credit outstanding resulting in availability of $23,461.

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

          The Notes require the Company to maintain certain financial ratios and restrict the incurrence of additional indebtedness by the Company; the payment of dividends and other distributions with respect to the Company's capital stock; the creation of liens on the assets of the Company to secure certain subordinated debt; and certain mergers, sales of assets, and transactions with affiliates. The Company was in compliance with these covenants at December 31, 2000.

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

          Interest Rate Cap
          -----------------

          The Company utilizes an interest rate cap agreement to reduce the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement is effective December 15, 2000 and expires December 15, 2001 and entitles the Company to receive from a counterparty an amount, if any, by which the three-month LIBOR interest rate exceeds the strike rate stated in the agreement. The interest rate cap has a notional amount of $50,000 and a strike rate of 6.6% from December 15, 2000 to March 15, 2001 and 6.5% from March 15, 2001 to December 15, 2001. Any amounts received related to the agreement are recorded as adjustments to interest expense.

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

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

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

          Warrants
          --------

          In 1998, the Company issued, on a post-stock split basis, warrants to purchase 34,482.76 shares of common stock at an exercise price of $1 per share. These warrants may be exercised at any time prior to their expiration date of August 15, 2005. The proceeds from the sale of these warrants ($1 per warrant) have been recorded as additional paid-in capital in the consolidated financial statements. No warrants have been exercised since their issuance. In connection with the
          Acquisitions and the refinancing, the Company repurchased 6,761.53 warrants from an institutional investor.

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

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

          The following is a summary of options granted and outstanding:

                                            2000                        1999                         1998
                                  --------------------------  --------------------------  --------------------------
                                                   Exercise                    Exercise                     Exercise
                                     Shares         price        Shares         price        Shares          price
                                  ------------   -----------  ------------   -----------  ------------    -----------
           Beginning of year        2,862.99   $    100.00     3,198.04    $    100.00      3,198.04    $    100.00
           Granted                       --             --           --             --           --              --
           Exercised                     --             --           --             --           --              --
           Cancelled                     --             --      (335.05)        100.00           --          100.00
                                  ------------   -----------  ------------   -----------  ------------    -----------

           End of year              2,862.99   $    100.00     2,862.99    $    100.00      3,198.04    $    100.00
                                  ============   ===========  ============   ===========  ============    ===========

           Exercisable at end
               of year              2,563.01   $    100.00     1,990.41    $    100.00      1,488.81    $    100.00
                                  ============   ===========  ============   ===========  ============    ===========

           Weighted average
               fair value of
               options granted                 $     N/A                    $    N/A                     $    N/A
                                                 ===========                 ===========                  ===========

          The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for 2000: risk free interest rate of 6.5%; expected dividend yield of 0%; expected life of 10 years and expected volatility of 0%. The weighted average contractual life of the options outstanding as of December 31, 2000 was 5.5 years.

          The Company has elected to continue to measure compensation cost using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25 and has recorded no compensation expense relative to the issuance of its stock options. Had the Company applied the principles of SFAS No. 123, Accounting for Stock-Based Compensation, additional compensation expense would have been recorded of $54 for the each of the years 2000, 1999 and 1998.

(9) INCOME TAXES

     Income tax (benefit) expense is comprised of the following:

                               2000       1999       1998
                            ---------  ---------  ---------
     Current:
         Federal           $    224        128        216
         State                  185        243        221
         Foreign                 54        280       (213)
                            ---------  ---------  ---------
                                463        651        224

     Deferred                (3,750)    (1,823)        --
                            ---------  ---------  ---------
                           $ (3,287)    (1,172)       224
                            =========  =========  =========





     Reconciliation between the statutory income tax provision and effective tax provision is summarized below for the years ended December 31, 2000, 1999, and 1998:

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES


                                                         2000        1999        1998
                                                      ----------  ----------  ----------
     Statutory rate (34%)                            $  (3,394)     (1,334)     (3,116)
     Amortization of goodwill and other                  4,229       3,253       1,003
     State income tax (refunds)                            122         160        (213)
     Change in valuation allowance                      (4,244)     (3,251)      2,550
                                                      ----------  ----------  ----------

              Income tax (benefit) expense           $  (3,287)     (1,172)       224
                                                      ==========  ==========  ==========

     The tax effects of significant temporary differences, representing deferred tax assets and the deferred tax liability, as of December 31, 2000 and 1999 are as follows:

                                                                 2000         1999
                                                              ----------  ----------
     Deferred tax assets:
       Net operating loss carryforwards                      $   6,518       7,283
       Receivables                                                 341         307
       Accrued liabilities                                       1,238       1,381
       Postretirement benefits                                     690         690
       Inventory                                                 1,047       1,027
       Intangibles                                               5,773       4,285
       AMT Credits                                                  76         159
                                                              ----------  ----------

                                                                15,683      15,132

     Valuation allowance                                            --     (10,095)
                                                              ----------  ----------

         Deferred tax assets, net of valuation allowance        15,683       5,037

     Deferred tax liability - property, plant, and equipment    (3,253)     (3,214)
                                                              ----------  ----------

         Net deferred tax assets                             $   12,430      1,823
                                                              ==========  ==========

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

     The elimination of the valuation allowance during 2000 was a result of utilizing net operating loss (NOL) carryforwards in 2000 and anticipating realizing the benefit of all deferred tax assets in the future. The reduction of the tax valuation allowance resulted in a 2000 tax benefit of $4,244 with the remaining balance of $5,851 reducing goodwill. The amount reducing goodwill represents the portion of the valuation allowance recorded in purchase accounting. At December 31, 2000, the Company had net deferred tax assets of $12,430. Based upon the level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the net deferred tax assets. At December 31, 2000, the Company had NOL carryforwards of approximately $19,170 for U.S. federal income tax purposes which begin to expire in 2009 to the extent not utilized. Approximately $9,836 of the NOL is restricted in availability to offset taxable income subject to an annual limitation of approximately $1,236 under the Internal Revenue Code. The remaining balance of approximately $9,334 is available without restriction.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     At December 31, 2000, the Company had NOL carryforwards of approximately $3,015 for foreign income tax purposes which do not expire. The Company established a valuation reserve allowance for the entire amount of the deferred tax asset resulting from the foreign NOLs because management does not believe it is more likely than not that the benefit will be realized. The deferred tax asset and the related valuation allowance are excluded from the above tables.

(10) RETIREMENT BENEFIT PLANS

     Retirement benefits are provided to substantially all employees under a discretionary profit sharing and contributory retirement plan under Section 401(k) of the Internal Revenue Code.

     The Company provides postretirement health care and other benefits to certain qualifying retirees. As of January 1, 1998, the Company amended the plan to restrict new participants. The Company does not fund retiree health care benefits in advance and has the right to modify these benefits in the future. Net periodic postretirement benefit cost (NPPBC) for the years ended December 31, 2000 and 1999 includes the following components:

                                            2000      1999      1998
                                          --------  --------  --------

     Service cost                        $    50        58       108
     Interest cost                            61        57        70
     Amortizations of gain                   (93)      (91)      (50)
                                          --------  --------  --------


              NPPBC                      $    18        24       128
                                          ========  ========  ========

     The Plan's status as of December 31 is as follows:

                                                         2000      1999
                                                       --------  --------

     Actuarial present value of benefit obligation:
         Fully eligible active participants          $    46         37
         Other active participants                       600        608
         Retirees                                        100        122
         Unrecognized net gain                         1,552      1,550
         Unrecognized prior service cost                  19         21
                                                      --------   --------

     Accrued benefit obligation                      $ 2,317      2,338
                                                      ========   ========

     The benefit obligation was determined by application of the terms of the Plan, together with relevant actuarial assumptions for active employees. Health care cost trends are projected at annual rates ranging from 7.0% in 2000 down to 5.5% in 2004 and thereafter. The effect of a 1% annual increase in these assumed rates would increase the APBO at December 31, 2000 by approximately $132 and the service and interest cost components of the NPPBC for the years ended December 31, 2000 and 1999 by approximately $24. The assumed discount rate used in determining the APBO was 7.75%. The APBO is included in other noncurrent liabilities on the consolidated balance sheets.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

(11) SEGMENT REPORTING

     The Company has two reportable segments, which include the Personal Safety Products segment (PSP) and the Highway Safety Products segment (HSP). PSP includes consumable products designed to protect the head, face and eyes.
     Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors. HSP's broad product offering includes reflective glass beads, traffic workzone safety products, traffic coatings and specialized coating applications equipment. Primary customers for these products consist of local and government agencies, private contract stripers and highway safety distributors.

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and/or non-recurring charges (EBITDA). Accounting policies for reportable segments are consistent with the policies described in Note 3 to the consolidated financial statements.

     Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under the Notes. Information presented below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT

                                                                   2000         1999         1998
                                                               -----------  -----------  -----------
     PSP                                                      $  128,000      132,726      106,371
     HSP                                                         119,117      106,367       71,636
     Eliminations                                                (25,941)     (25,885)     (12,775)
                                                               -----------  -----------  -----------

              Total                                           $  221,176      213,208      165,232
                                                               ===========  ===========  ===========

     OPERATING INCOME BUSINESS SEGMENT

                                                                  2000          1999         1998
                                                               -----------  -----------  -----------

     PSP                                                      $    6,505        7,377       10,752
     HSP                                                          11,586       14,668        9,105
     Reconciliation to consolidated totals (Corporate)            (4,859)      (4,241)      (3,746)
                                                               -----------  -----------  -----------

                                                              $   13,232       17,804       16,111
                                                               ===========  ===========  ===========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO LOSS BEFORE PROVISION FOR
     INCOME TAXES AND EXTRAORDINARY ITEM

                                                                   2000         1999         1998
                                                               -----------  -----------  -----------
     PSP                                                      $   21,183       20,595       20,151
     HSP                                                          23,164       23,067       14,139
     Reconciliation to consolidated totals (Corporate)            (4,340)      (4,120)      (3,179)
                                                               -----------  -----------  -----------

              Consolidated totals                                 40,007       39,542       31,111

     Depreciation and amortization                                27,779       23,239       15,695
     Other                                                         1,565          880        1,219
     Interest, net                                                20,744       19,347       15,803
                                                               -----------  -----------  -----------

              Loss before provision for income
                taxes and extraordinary item                  $  (10,081)      (3,924)      (1,606)
                                                               ===========  ===========  ===========

     DEPRECIATION BY BUSINESS SEGMENT

                                                                   2000         1999         1998
                                                               -----------  -----------  -----------

     PSP                                                      $    5,256        4,211        2,718
     HSP                                                           2,952        2,210        1,665
     Reconciliation to consolidated totals (Corporate)               338          294          387
                                                               -----------  -----------  -----------

              Consolidated totals                             $    8,546        6,715        4,770
                                                               ===========  ===========  ===========

     CAPITAL EXPENDITURES BY BUSINESS SEGMENT

                                                                   2000         1999         1998
                                                               -----------  -----------  -----------

     PSP                                                      $    3,225        4,195        3,127
     HSP                                                           2,437        1,473        3,361
     Reconciliation to consolidated totals (Corporate)               200          168          182
                                                               -----------  -----------  -----------

              Consolidated totals                             $    5,862        5,836        6,670
                                                               ===========  ===========  ===========

     TOTAL ASSETS BY BUSINESS SEGMENT
                                                                   2000         1999
                                                               -----------  -----------
     PSP                                                      $   80,637       89,752
     HSP                                                          89,627       96,955
     Reconciliation to consolidated totals (Corporate)            13,460        9,686
                                                               -----------  -----------

              Consolidated totals                             $  183,724      196,393
                                                               ===========  ===========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     NET SALES BY PRINCIPAL GEOGRAPHIC AREA
                                                                   2000         1999         1998
                                                               -----------  -----------  -----------
     United States                                            $  234,164      225,220      163,317
     All other                                                    12,953       13,873       14,690
                                                               -----------  -----------  -----------

                                                                 247,117      239,093      178,007

     Eliminations                                                (25,941)     (25,885)     (12,775)
                                                               -----------  -----------  -----------

              Total                                           $  221,176      213,208      165,232
                                                               ===========  ===========  ===========

     TOTAL ASSETS BY PRINCIPAL GEOGRAPHIC AREA

                                                                   2000          1999
                                                               ------------   ------------
     United States                                            $   174,353        187,189
     All other                                                      9,371          9,204
                                                               ------------   ------------

              Total                                           $   183,724        196,393
                                                               ============   ============

(12) COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain legal actions from time to time related to the normal conduct of its business. Management believes that liabilities, if any, resulting from litigation will not materially affect the consolidated financial position or results of operations of the Company.

     Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

     2001                                                         $ 1,130
     2002                                                             907
     2003                                                             750
     2004                                                             648
     2005 and thereafter                                          $   623
                                                                   =======

     Rent expense for the years ended December 31, 2000, 1999, and 1998 totaled $1,501, $1,977, and $1,547, respectively.

(13) SALE OF ASSETS

     During 1998, the Company decided to consolidate certain production lines, thereby closing its Elwood, Indiana facility resulting in a loss of $576. On December 30, 1998, the Company completed the sale of this facility for $260. The Company incurred $503 of expenses related to the closure of this facility, primarily related to severance costs.

     During  1999,  the  Company  sold  Aden  Ophthalmic   Product's  (AOP)  for
     approximately $1,200, which approximated the cost of inventory sold, severance costs and other disposal expenses.

(14) CLOSURE OF FACILITY

     On August 16, 2000, the Company announced the closing of its Salt Lake City, Utah facility. Certain product lines will be moved to the Company's manufacturing location in Belmont, Michigan. This strategic move capitalizes on manufacturing synergies between the Salt Lake City and Belmont facilities. The move was completed by the end of 2000.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

     Accordingly, the Company recorded a pre-tax loss of $496 in the third quarter ending September 30, 2000, to cover the expected cash and non-cash costs of the closure. The charge includes employee termination expenses, discontinuance of leases and closure costs. Management anticipates the sale of the land and buildings in Salt Lake City to occur in the second quarter of 2001.

(15) SUBSEQUENT EVENTS

     On December 29, 2000, Jackson Products, Inc. (the Company), SCG Acquisition LLC (SCG) and certain of the stockholders of the Company entered into a Stock Purchase Agreement (the Purchase Agreement), whereby SCG agreed to acquire 50% of the common stock of the Company (the Common Stock) from the current stockholders of the Company (the Stockholders) who executed the Purchase Agreement or an amendment thereto. The Stockholders will continue to hold 50% of the voting Common Stock and will continue to have the right to appoint a majority of the board of directors of the Company.

     In  consideration  for  the  stock  purchased   pursuant  to  the  Purchase
     Agreement, at the closing, SCG paid the Stockholders an aggregate of $41,500 less certain fees and expenses. The transaction was approved by the boards of directors of the Company and SCG and closed on February 2, 2001.

(16) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Financial information regarding the Guarantors for the years ended December 31, 2000, 1999, and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Morton Traffic Markings was acquired in 1999 and renamed TMT-Pathway, a limited liability company, formed in May 1999. Kedman was acquired in 1998 and incorporated by its predecessors in September 1961. In 1999, Kedman was merged into American Allsafe. Silencio was acquired in 1998 and incorporated by its predecessors in May 1996. Allsafe was acquired in 1998 and was incorporated in March 1998. Crystaloid was acquired in 1998 and incorporated in March 1998. OSD was acquired in 1996 and incorporated in October 1996. In 1999, OSD was merged into the Company. Flex-O-Lite was acquired in 1994 by the Company's predecessor.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                     Condensed Consolidating Balance Sheets
                                December 31, 2000

                                                                              Non
                                                 Parent     Guarantor     Guarantor
                   Assets                        company   subsidiaries   subsidiary   Eliminations  Consolidated
                                                ---------  ------------   ----------   ------------  ------------
Current assets:
   Cash                                        $      --           --           388           --            388
   Accounts receivable, net                        3,862       19,737         1,276           --         24,875
   Inventories                                    11,403       25,430         1,526         (334)        38,025
   Deferred tax assets                             3,391           --            --           --          3,391
   Prepaid expenses                                  740          557            72           --          1,369
                                                ---------    ---------     ---------   ----------     ----------
           Total current assets                   19,396       45,724         3,262         (334)        68,048

   Property, plant and equipment, net             11,937       29,962           215           --         42,114
   Intangibles                                     7,299       50,335         2,138           --         59,772
   Note receivable from subsidiaries              84,613        9,229            --      (93,842)            --
   Deferred financing costs                        4,751           --            --           --          4,751
   Investment in subsidiaries                     20,144           --            --      (20,144)            --
   Other noncurrent assets                         9,039           --            --           --          9,039
                                                ---------    ---------     ---------   ----------     ----------
                                               $ 157,179      135,250         5,615     (114,320)       183,724
                                                =========    =========     =========   ==========     ==========


   Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable to Parent                     $      --       90,265         3,577      (93,842)            --
   Accounts payable                                3,714       10,454           336           --         14,504
   Other accrued liabilities                       2,205        3,107           234           --          5,546
   Accrued interest                                2,723           --            --           --          2,723
   Accrued income taxes                              374           --            --           --            374
   Current portion of long-term debt               8,907           --            --           --          8,907
                                                ---------    ---------      --------   ----------     ----------
           Total current liabilities              17,923      103,826         4,147      (93,842)        32,054

Long-term debt                                   205,744           --            --           --        205,744
Other noncurrent liabilities                       4,073           --            --           --          4,073
Due to Parent                                    (15,083)       4,818         6,085        4,180             --

Stockholders' deficit:
   Common stock                                       --            1            --           (1)            --
   Additional paid-in capital                      2,951       34,499            --      (34,498)         2,952
   Accumulated other comprehensive loss               --         (145)         (699)          --           (844)
   Loans due on common stock                        (329)          --            --           --           (329)
   Accumulated deficit                           (58,100)      (7,749)       (3,918)       9,841        (59,926)
                                                ---------    ---------     ---------   ----------     ----------
           Total stockholders' deficit           (55,478)      26,606        (4,617)     (24,658)       (58,147)
                                                ---------    ---------     ---------   ----------     ----------
                                               $ 157,179      135,250         5,615     (114,320)       183,724
                                                =========    =========     =========   ==========     ==========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Operations
                          Year ended December 31, 2000

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Net sales                                        $  66,432        174,470          6,215        (25,941)       221,176

Operating expenses:
    Cost of sales                                   48,646        127,242          4,117        (26,122)       153,883
    Selling, general and administrative             11,332         21,403          3,593             --         36,328
    Amortization of intangibles                      3,552         14,003            178             --         17,733
                                                  ---------      ---------      ---------      ---------      ---------
            Total operating expenses                63,530        162,648          7,888        (26,122)       207,944
                                                  ---------      ---------      ---------      ---------      ---------
            Operating income (loss)                  2,902         11,822         (1,673)           181         13,232

Other:
    Interest expense                               (14,262)        (6,482)            --             --        (20,744)
    Amortization of deferred financing costs        (1,500)            --             --             --         (1,500)
    Other                                           10,761        (11,830)            --             --         (1,069)
                                                  ---------      ---------      ---------      ---------      ---------
            Income (loss) before income
              tax (benefit) expense and equity in
              earnings (loss) of subsidiaries       (2,099)        (6,490)        (1,673)           181        (10,081)

Income tax (benefit) expense                        (3,344)            54              3             --         (3,287)

Equity in (loss) earnings of subsidiaries           (8,220)            --             --          8,220             --
                                                  ---------      ---------      ---------      ---------      ---------
            Net (loss) income                    $  (6,975)        (6,544)        (1,676)         8,401         (6,794)
                                                  =========      =========      =========      =========      =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Cash Flows
                          Year ended December 31, 2000

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Cash flows from operating activities:
    Net cash (used in) provided by
      operating activities                       $  (9,089)        14,841         (1,588)         8,218         12,382
                                                  ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
    Capital expenditures                            (2,245)        (3,540)           (77)            --         (5,862)
                                                  ---------      ---------      ---------      ---------      ---------
            Net cash used in investing activities   (2,245)        (3,540)           (77)            --         (5,862)
                                                  ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
    Repayment of long-term debt                     (6,376)            --             --             --         (6,376)
                                                  ---------      ---------      ---------      ---------      ---------
            Net cash used in financing
              activities                            (6,376)            --             --             --         (6,376)
                                                  ---------      ---------      ---------      ---------      ---------
            Net (decrease) increase  in cash     $ (17,710)        11,301         (1,665)         8,218            144
                                                  =========      =========      =========      =========
Cash, beginning of year                                                                                            244
                                                                                                              ---------
Cash, end of year                                                                                            $     388
                                                                                                              =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                     Condensed Consolidating Balance Sheets
                                December 31, 1999

                                                                              Non
                                                 Parent     Guarantor     Guarantor
                   Assets                        company   subsidiaries   subsidiary   Eliminations  Consolidated
                                                ---------  ------------   ----------   ------------  ------------
Current assets:
   Cash                                        $      --          --            244           --            244
   Accounts receivable, net                        4,315       19,972         1,306           --         25,593
   Inventories                                     6,208       27,120         1,650         (517)        34,461
   Deferred tax assets                             1,823           --            --           --          1,823
   Prepaid expenses                                  222          543           104           --            869
                                                ---------    ---------     ---------   ----------     ----------
           Total current assets                   12,568       47,635         3,304         (517)        62,990

   Property, plant and equipment, net             11,235       33,012           274           --         44,521
   Intangibles                                    12,604       67,896         2,316           --         82,816
   Note receivable from subsidiaries              84,613        9,229            --      (93,842)            --
   Deferred financing costs                        6,061           --            --           --          6,061
   Investment in subsidiaries                     20,025           --            --      (20,025)            --
   Other noncurrent assets                            --            5            --           --              5
                                                ---------    ---------     ---------   ----------     ----------
                                               $ 147,106      157,777         5,894     (114,384)       196,393
                                                =========    =========     =========   ==========     ==========

    Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable to Parent                     $      --       90,265         3,577      (93,842)            --
   Accounts payable                                2,482       10,078           315           --         12,875
   Other accrued liabilities                       2,811        3,583           443           --          6,837
   Accrued interest                                3,315           --            --           --          3,315
   Accrued income taxes                              460           --            --           --            460
                                                ---------    ---------     ---------   ----------     ----------
           Total current liabilities               9,068      103,926         4,335      (93,842)        23,487

Long-term debt                                   221,027           --            --           --        221,027
Other noncurrent liabilities                       3,067           --            --           --          3,067
Due to Parent                                    (36,062)      31,779         4,283           --             --

Stockholders' deficit:
   Common stock                                       --            1            --           (1)            --
   Additional paid-in capital                      2,951       34,499            --      (34,498)         2,952
   Accumulated other comprehensive loss               --         (204)         (475)          --           (679)
   Loans due on common stock                        (329)          --            --           --           (329)
   Accumulated deficit                           (52,616)     (12,224)       (2,249)      13,957        (53,132)
                                                ---------    ---------     ---------   ----------     ----------
           Total stockholders' deficit           (49,994)      22,072        (2,724)     (20,542)       (51,188)
                                                ---------    ---------     ---------   ----------     ----------
                                               $ 147,106      157,777         5,894     (114,384)       196,393
                                                =========    =========     =========   ==========     ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Operations
                          Year ended December 31, 1999

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Net sales                                        $  54,339        177,364          7,390        (25,885)       213,208

Operating expenses:
    Cost of sales                                   39,111        127,101          4,620        (25,712)       145,120
    Selling, general and administrative             11,084         20,335          3,842             --         35,261
    Amortization of intangibles                      1,101         13,755            167             --         15,023
                                                  ---------      ---------      ---------      ---------      ---------
            Total operating expenses                51,296        161,191          8,629        (25,712)       195,404
                                                  ---------      ---------      ---------      ---------      ---------
            Operating income (loss)                  3,043         16,173         (1,239)          (173)        17,804

Other:
    Interest expense                               (13,990)        (5,357)            --             --        (19,347)
    Amortization of deferred financing costs        (1,501)            --             --             --         (1,501)
    Other                                           12,484        (13,364)            --             --           (880)
                                                  ---------      ---------      ---------      ---------      ---------
            Income (loss) before income
              tax (benefit) expense and equity
              in earnings (loss) of subsidiaries        36         (2,548)        (1,239)          (173)        (3,924)

Income tax (benefit) expense                        (1,452)           295            (15)            --         (1,172)

Equity in (loss) earnings of subsidiaries           (4,067)            --             --          4,067             --
                                                  ---------      ---------      ---------      ---------      ---------
            Net (loss) income                    $  (2,579)        (2,843)        (1,224)         3,894         (2,752)
                                                  =========      =========      =========      =========      =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Cash Flows
                          Year ended December 31, 1999

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Cash flows from operating activities:
    Net cash (used in) provided by
      operating activities                       $  (1,394)        14,314         (1,843)         4,067         15,144
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
    Acquisition of business, including
      transaction costs, net of cash acquired      (39,928)            --             --             --        (39,928)
    Capital expenditures                            (1,793)        (3,848)          (195)            --         (5,836)
                                                  ---------      ---------      ---------      ---------      ---------
            Net cash used in investing activities  (41,721)        (3,848)          (195)            --        (45,764)
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt        39,491             --             --             --         39,491
    Repayment of loans on common stock                  14             --             --             --             14
    Repayment of long-term debt                     (8,968)            --             --             --         (8,968)
                                                  ---------      ---------      ---------      ---------      ---------
            Net cash provided by financing
              activities                            30,537             --             --             --         30,537
                                                  ---------      ---------      ---------      ---------      ---------
            Net (decrease) increase in cash      $ (12,578)        10,466         (2,038)         4,067            (83)
                                                  =========      =========      =========      =========

Cash, beginning of year                                                                                            327
                                                                                                              ---------
Cash, end of year                                                                                            $     244
                                                                                                              =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Operations
                          Year ended December 31, 1998

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Net sales                                        $  46,876        122,385          8,746        (12,775)       165,232

Operating expenses:
    Cost of sales                                   30,441         87,654          5,688        (12,458)       111,325
    Selling, general and administrative              9,868         13,749          3,949             --         27,566
    Write down of assets                                --            576             --             --            576
    Amortization of intangibles                      1,166          8,272            216             --          9,654
                                                  ---------      ---------      ---------      ---------      ---------
            Total operating expenses                41,475        110,251          9,853        (12,458)       149,121
                                                  ---------      ---------      ---------      ---------      ---------
             Operating income (loss)                 5,401         12,134         (1,107)          (317)        16,111

Other:
    Interest expense                               (13,516)        (2,287)            --             --        (15,803)
    Amortization of deferred financing costs        (1,271)            --             --             --         (1,271)
    Other                                            8,962         (9,687)            82             --           (643)
                                                  ---------      ---------      ---------      ---------      ---------
            Income (loss) before income
              tax (benefit) expense, equity in
              earnings (loss) of subsidiaries
              and extraordinary item                  (424)           160         (1,025)          (317)        (1,606)

Income tax  expense                                      3            221             --             --            224

Equity (loss) earnings in subsidiaries              (1,086)            --             --          1,086             --

Extraordinary item - loss due to early
    extinguishment of debts, net of taxes           (7,558)            --             --             --         (7,558)
                                                  ---------      ---------      ---------      ---------      ---------
            Net (loss) income                    $  (9,071)           (61)        (1,025)           769         (9,388)
                                                  =========      =========      =========      =========      =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(16) Condensed Consolidating Financial Information (continued)


                 Condensed Consolidating Schedule of Cash Flows
                          Year ended December 31, 1998

                                                                                  Non
                                                   Parent       Guarantor      guarantor
                                                   company    subsidiaries     subsidiary    Eliminations   Consolidated
                                                  ---------   ------------     ----------    ------------   ------------
Cash flows from operating activities:
   Net cash provided by (used in)
     operating activities                        $   8,630         10,246         (1,966)        (1,493)        15,417
                                                  ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
   Acquisition of business, including
     direct expenses                               (47,752)            --             --             --        (47,752)
   Deferral of acquisition price, net of
     payments                                          500             --           (605)            --           (105)
   Capital expenditures                             (1,679)        (4,819)          (172)            --         (6,670)
   Proceeds from sale of assets                         --            260             --             --            260
                                                  ---------      ---------      ---------      ---------      ---------
           Net cash used in investing activities   (48,931)        (4,559)          (777)            --        (54,267)
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt        204,332             --             --             --        204,332
   Repurchase of common stock, net of
     loan payments                                  (4,150)            --             --             --         (4,150)
   Repurchase of preferred stock                   (23,998)            --             --             --        (23,998)
   Financing costs                                  (7,903)          (397)            --             --         (8,300)
   Prepayment premium of long-term debt             (2,210)            --             --             --         (2,210)
   Repayment of long-term debt                    (127,020)            --             --             --       (127,020)
                                                  ---------      ---------      ---------      ---------      ---------
           Net cash provided by (used in)
             financing activities                   39,051           (397)            --             --         38,654
                                                  ---------      ---------      ---------      ---------      ---------
           Net (decrease) increase in cash       $  (1,250)         5,290         (2,743)        (1,493)          (196)
                                                  =========      =========      =========      =========
Cash, beginning of year                                                                                            523
                                                                                                              ---------
Cash, end of year                                                                                            $     327
                                                                                                              =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of the Company's directors and certain officers and the positions they held as of February 28, 2001.

         Name                       Age                        Position with Company
         ----                       ---     -------------------------------------------------------------------

         Christopher T. Paule.......37      Chief Executive Officer, President and Chief Operating Officer
         Lincoln M. Kennedy         64      Senior Vice President and Chief Operating Officer - Personal Safety
                                            Group
         Robert J. Currell          62      Senior Vice President and Chief Operating Officer - Highway Safety
                                            Group
         John L. Garavaglia, III    54      Senior Vice President - Highway Safety Group
         Mark A. Kolmer.............39      Vice President Finance and Secretary
         F.H. Joe Gay               44      Vice President of Human Resources
         Jack L. Bortle.............64      Executive Vice President
         George B. Kelly............51      Chairman
         Gary L. Rosenthal..........51      Director
         Gregory L. Elliott.........35      Director
         John W. Jordan II..........54      Director
         David W. Zalaznick.........47      Director
         A. Richard Caputo, Jr......35      Director and Vice President
         Jonathan F. Boucher........44      Director

Set forth below is a brief description of the business experience of each director and certain officers of the Company. The term of office for each director will last until the next annual shareholder's meeting. Messrs. Kelly, Rosenthal, Elliott, Jordan, Zalaznick, Caputo and Boucher serve at the pleasure of the Company's Board of Directors with no set term of office. See "Employment/Non-Interference Agreements" for terms of the remaining officers.

Christopher T. Paule. Mr. Paule began serving as the Company's Chief Executive Officer in February 2001 and as the Company's President and Chief Operating Officer in January 2000. From August 1995 to December 1999, Mr. Paule served as the Company's Vice President, Chief Financial Officer and Secretary. Mr. Paule was appointed Vice President-Finance of the predecessor to the Company in January 1994. From 1988 to 1994, he held various financial and operating positions with Thermadyne.

Lincoln M. Kennedy. Mr. Kennedy has served as the Company's Senior Vice President and Chief Operating Officer of the Personal Safety Group since May 1999. Mr. Kennedy was appointed President of American Allsafe in 1981. From 1975 to 1981, he served as General Manager of the Industrial Division of American Safety Equipment. From 1964 to 1975, he served as Director of Operations at Pennsylvania Optical Company, Reading, Pennsylvania.

Robert J. Currell. Mr. Currell has served as the Senior Vice President and Chief Operating Officer of the Highway Safety Group since September 1999. Mr. Currell has announced his retirement from the Company effective April 30, 2001. From 1993 to 1999, Mr. Currell served as Vice President and General Manager of Traffic Markings Operations. From 1990 to 1993, Mr. Currell served as Senior Vice President of the Industrial Coatings Group for Morton International. Prior to 1990, he served in several capacities with the coatings group for Whittaker Corporation.

John L. Garavaglia, III. Mr. Garavaglia has served as the Senior Vice President of the Highway Safety Group since January 2001. From 1996 to 2000, Mr. Garavaglia served as the Vice President Operations. From 1994 to 1996, he served as Vice President of Manufacturing at Diagraph Corporation. Prior to 1994, Mr. Garavaglia served in several manufacturing positions including Product Manager, Plant Manager and Director of Manufacturing with Bussmann division of Cooper Industries.

Mark A. Kolmer. Mr. Kolmer began serving as the Company's Vice President Finance and Secretary in January 2000. From March 1996 to December 1999, Mr. Kolmer served as Controller of Flex-O-Lite, Inc. and as Corporate Controller. From 1990 to 1995, he served as Controller of Thermadyne's Coyne Cylinder Company subsidiary and various other financial positions with Thermadyne.

F.H. Joe Gay. Mr. Gay has served as the Vice President of Human Resources since January 1999. From 1997 to 1999, Mr. Gay served as Director of Human Resources for Foamex International. Prior to 1997, Mr. Gay served as Director of Human Resources for Crain Industries.

Jack L. Bortle. Mr. Bortle has served as Executive Vice President since November 2000. Mr. Bortle has announced his retirement from the Company effective June 30, 2001. From 1998 to 2000, Mr. Bortle served as the Vice President of Planning and Development and from 1994 to 1998, as Vice President of Sales. From 1988 to 1994, he served as Director of Logistics for Thermadyne Industries. From 1982 to 1988, Mr. Bortle served as Director of Physical Distribution with Bussmann division of Cooper Industries. Prior to 1982, Mr. Bortle served as a Director of Physical Distribution at McGraw-Edison.

George B. Kelly. Mr. Kelly has served as Chairman of the Board of the Company since February 2001. Mr. Kelly is Chairman of Summit Capital Group, LLC, a private equity firm, which he co-founded in 1990. Mr. Kelly is also Chairman of the Board of Doane Pet Care Enterprises, Inc., Independent Propane Company Holdings and Travis International. He is a Director of Switch & Data Facilities Co., LLC, Susser Holdings, LLC and TalentTree, Inc., as well as other privately held companies.

Gary L. Rosenthal. Mr. Rosenthal has served as a Director of the Company since February 2001. Mr. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company founded in 1994. He currently is President of AXIA Incorporated and served as Chairman of the Board and Chief Executive Officer of AXIA from July 1998 through September 2000. Mr. Rosenthal also serves as a Director of Texas Petrochemical Holdings, Inc. and Oil States International, Inc.

Gregory L. Elliott. Mr. Elliott has served as a Director of the Company since February 2001. Mr. Elliott is a Junior Partner with Summit Capital Group, LLC, which he joined in June 2000. Mr. Elliott is also a Director of Sevenday International, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's Chief Executive Officer, the next four most highly paid executive officers and other certain significant employees, who would have been included in this table but for the fact that such persons did not serve as executive officers as of December 31, 2000, for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Christopher T. Paule, Chief Executive Officer and President, Lincoln M. Kennedy, Senior Vice President and Chief Operating Officer - Personal Safety Group, Robert J. Currell Senior Vice President and Chief Operating Officer - Highway Safety Group, F.H. Joe Gay, Vice President of Human Resources and Mark A. Kolmer, Vice President Finance and Secretary. Other certain significant employees include John L. Garavaglia, III, Senior Vice President - Highway Safety Group, and Jack L. Bortle, Executive Vice President.

                           Summary Compensation Table
                                     Annual

                                                    Fiscal      Compensation              All other
Position                                             Year           Salary      Bonus   Compensation (1)
--------                                             ----       ------------   -------  ----------------
Christopher T. Paule (2)....................         2000          201,362       -----      10,286
Chief Executive Officer and President.......         1999          207,323      80,000      10,098
                                                     1998          167,850      84,480      10,923

Lincoln M. Kennedy (3)......................         2000          205,385       -----       5,750
Senior Vice President and Chief Operating...         1999          192,915       -----      56,716
Officer - Personal Safety Group.............         1998          111,240      50,000       5,309

Robert J. Currell (4).......................         2000          185,096       -----       9,750
Senior Vice President and Chief Operating...         1999          142,277      40,833      22,111
Officer - Highway Safety Group..............         1998            -----       -----       -----

Jack L. Bortle (5)..........................         2000          145,672       7,500       6,000
Executive Vice President                             1999          139,849       -----       5,500
                                                     1998          125,556       -----       6,500

John L. Garavaglia, III (6).................         2000          140,907       -----      10,663
Senior Vice President - Highway Safety               1999          135,597       -----      10,192
Group                                                1998          111,926      31,500      11,018

F.H. Joe Gay (7)............................         2000          122,105       -----         357
Vice President of Human Resources...........         1999           96,058       -----      61,832
                                                     1998            -----       -----       -----

Mark A. Kolmer (8)..........................         2000          109,134       -----       6,000
Vice President Finance and Secretary                 1999           92,722       -----       5,500
                                                     1998           82,337      10,000       6,500

 ----------

(1)  Other 2000 annual compensation consists of car allowance.

(2) Christopher T. Paule began serving as Chief Executive officer as of February 2, 2001.

(3)  Lincoln  M.  Kennedy  was  employed  as  of  April  22,  1998.

(4)  Robert J. Currell was employed as of May 17, 1999.

(5) Jack L. Bortle began serving as Executive Vice President in November 2000. Although Mr. Bortle was not an executive officer as of December 31, 2000, disclosure is nevertheless provided as he would have otherwise been included in this table.

(6) John L. Garavaglia, III began serving as Senior Vice President - Highway Safety Group in January 2001. Although Mr. Garavaglia was not an executive officer as of December 31, 2000, disclosure is nevertheless provided as he would have otherwise been included in this table.

(7)  F.H. Joe Gay was employed as of January 18, 1999.

(8) Mark A. Kolmer began serving as Vice President Finance and Secretary in January 2000.

EMPLOYMENT/NON-INTERFERENCE AGREEMENTS

Paule Employment Agreement. On February 2, 2001, Mr. Paule entered into an amended and restated employment agreement with the Company which provides for Mr. Paule's employment as President, Chief Executive Officer and Chief Operating Officer of the Company. The initial term of the employment agreement terminates on December 31, 2003, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Paule's base salary (which is increased annually based on a CPI formula) was $200,000 for 1999 and 2000, and was increased to $250,000, effective January 1, 2001, and he may be awarded a bonus, at the sole discretion of the Board, of up to 60% of his annual salary, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Paule by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company or Summit Capital Group, LLC. Under the employment agreement, if Mr. Paule's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Paule's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Paule may not compete with the Company in the same market for 24 months following the termination of his employment.

Kennedy Employment Agreement. Mr. Kennedy has an employment and non-interference agreement with the Company which provides for Mr. Kennedy's employment as President of Allsafe. In 1999, Mr. Kennedy was promoted to Senior Vice President and Chief Operating Officer of the Personal Safety Group. The initial term of the employment agreement terminates on May 6, 2001, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Kennedy's base salary was $208,000 for 2000, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Kennedy by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company or Summit Capital Group, LLC. Under the employment agreement, if Mr. Kennedy 's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Kennedy's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Kennedy may not compete with the Company in the same market for 24 months following the termination of his employment.

Currell Employment Agreement. Mr. Currell has an employment and non-interference agreement with the Company which provides for Mr. Currell's employment as Vice President and General Manager of TMT-Pathway. In 1999, Mr. Currell was promoted to Senior Vice President and Chief Operating Officer of the Highway Safety Group. The initial term of the employment agreement terminates on May 16, 2002, however, Mr. Currell has announced his retirement from the Company effective April 30, 2001. Mr. Currell's base salary was $190,000 for 2000.

Garavaglia Employment Agreement. Mr. Garavaglia has an employment and non-interference agreement with the Company which provides for Mr. Garavaglia's employment as the Senior Vice President of the Highway Safety Group. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Garavaglia's base salary was $140,000 for 2000, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Garavaglia by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company or Summit Capital Group, LLC. Under the employment agreement, if Mr. Garavaglia's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Garavaglia's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Garavaglia may not compete with the Company in the same market for 24 months following the termination of his employment.

Gay Employment Agreement. Mr. Gay has an employment and non-interference agreement with the Company which provides for Mr. Gay's employment as Vice
President of Human Resources. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Gay's base salary was $125,000 for 2000, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Gay by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company or Summit Capital Group, LLC. Under the employment agreement, if Mr. Gay's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Gay's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Gay may not compete with the Company in the same market for 24 months following the termination of his employment.

Kolmer Employment Agreement. Mr. Kolmer has an employment and non-interference agreement with the Company which provides for Mr. Kolmer's employment as Vice President Finance. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Kolmer's base salary was $112,500 for 2000, and he may be awarded a bonus, at the sole discretion of the Board, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Kolmer by any of the subsidiaries or affiliates of the Company or affiliates of The Jordan Company or Summit Capital Group, LLC. Under the employment agreement, if Mr. Kolmer's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his compensation through the term of the agreement. If Mr. Kolmer's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Kolmer may not compete with the Company in the same market for 24 months following the termination of his employment.

Robert H. Elkin, former Chairman and Chief Executive Officer of the Company, is no longer actively involved with the Company.

INCENTIVE COMPENSATION PLAN

The Company has adopted incentive compensation plans for its key management employees, which provide for annual cash bonuses payable if certain EBITDA, cash flow and individual performance targets are met.

SAR AGREEMENTS

In April 1998 the Company entered into stock appreciation right agreements (SAR Agreements) with certain management employees, including Mr. Paule, providing for an aggregate payment of up to 3.0% of the Company's equity value upon a sale of the Company above a specified threshold. In February 2001, the SAR Agreements were terminated and certain management employees, including Mr. Paule, received payments in respect of such termination.

STOCK OPTION PLAN

The Company adopted a stock option plan (the Option Plan) in order to provide incentives to certain key officers, managers and employees through ownership of the Company's Common Stock. The shares of Common Stock to be sold or transferred pursuant to the exercise of options granted under the Option Plan shall be authorized shares of Common Stock of the Company, and may be newly issued shares and treasury shares. As of December 31, 2000 options have been granted for 2,862.99 shares of the Class C Common Stock of the Company. These shares vest over a five-year period, and as of December 31, 2000, 2,563.01 shares were vested. In addition, up to 150.00 shares will vest in each 2001 and 2002. In February 2001, 1,425.55 options granted under the Option Plan were exercised.

In February 2001,  the Company  adopted a new stock option plan (the 2001 Option
Plan). The shares of Common Stock to be sold or transferred pursuant to the exercise of options granted under the 2001 Option Plan shall be authorized shares of common stock of the Company and may be newly issued shares and treasury shares. As of February 2, 2001 options have been granted for 3,660.00 shares of the Class C Common Stock of the Company. These shares vest over a five-year period. Up to 1,464.00 shares will vest in 2003 and up to 732.00 shares will vest in each 2004, 2005, and 2006.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The table below sets forth certain information, as of February 28, 2001, regarding beneficial ownership of the voting common stock of the Company held by: (i) each director of the Company who beneficially owns voting common stock,
(ii) each executive officer of the Company named in the table below "Management--Executive Compensation--Summary Compensation Table" who beneficially owns voting common stock, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of its voting common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of voting common stock indicated as beneficially owned by them, except as otherwise noted.

See  "Certain Transactions."

                                                                 Amount of Beneficial Ownership(1)
                                                                 ---------------------------------
                                                                   Number of        Percentage
                                                                     Shares           Owned
                                                                     ------           -----
         Directors and Executive Officers:
         George B. Kelly (2)....................................      17,888           38.7%
         John W. Jordan II (3)(4)...............................       2,414            5.2
         David W. Zalaznick (4).................................       2,414            5.2
         Jonathan F. Boucher (4)................................       2,069            4.5
         Christopher T. Paule (5)...............................       2,067            4.5
         A. Richard Caputo, Jr. (4).............................         757            1.6
         John L. Garavaglia (6).................................         591            1.3
         Mark A. Kolmer (7).....................................         321              *
         F.H. Joe Gay (7).......................................         116              *
         Gary L. Rosenthal (8)..................................          70              *
         Jack L. Bortle (7).....................................          29              *

         All directors and executive officers as a group (11 persons)
           (2)(3)(4)(5)(6)(7)(8)                                      28,736           62.2%

         Other Principal Stockholders:
         Summit Capital Group, LLC (9)                                17,888           38.7%
         Massachusetts Mutual Life Insurance Company (10).......       6,864           14.9
         JZ Equity Partners PLC (11)............................       6,438           13.9
         Northwestern Mutual Life Insurance Company (12)........       4,290            9.3
         Leucadia Investors, Inc. (13)..........................       3,785            8.2
         THK Private Equities (14)..............................       2,865            6.2


--------
* Indicates beneficial ownership of less than 1% of shares of Common Stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed. As of February 28, 2001, there were 46,192 shares of voting common stock of the Company issued and outstanding.

(2) This figure includes 13,824.64 shares (29.93%) owned of record by Summit Capital II, L.P., 1,197.81 shares (2.59%) owned of record by Summit Capital Parallel, L.P. (Summit Parallel) and 2,865.33 shares (6.20%) owned of record by Summit Capital Co-Investment, II-A. L.P. (Summit Co-Investment and collectively with Summit Parallel, the Summit Entities), for which Summit Capital Group, LLC, as (i) the general partner of Summit Capital GP, II, L.P. which is the general partner of Summit Capital Group II, L.P. and
     (ii) the general partner of each of the Summit Entities, holds sole investment and voting power. Mr. Kelly, as a Managing Director of Summit Capital Group, LLC, may be deemed to be the beneficial owner of such shares. Mr. Kelly disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Mr. Kelly's address is 600 Travis, Suit 6110, Houston, Texas 77002.

(3) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is the trustee.

(4) Each of Messrs. Jordan, Zalaznick, Boucher, Lowden, Max and Caputo are affiliated with The Jordan Company, whose address is 767 Fifth Avenue, New York, New York 10153.

(5) Includes immediately exercisable options to purchase 526 shares of common stock. Mr. Paule's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(6) Includes immediately exercisable options to purchase 150 shares of common stock. Mr. Garavaglia's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(7) The address of Messrs. Kolmer, Gay and Bortle is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(8) Mr. Rosenthal's address is c/o Heaney-Rosenthal, Inc., 600 Travis, Suite 6110, Houston, Texas 77002.

(9) This figure includes 13,824.64 shares (29.93%) owned of record by Summit Capital II, L.P., 1,197.81 shares (2.59%) owned of record by Summit Parallel and 2,865.33 shares (6.20%) owned of record by Summit
     Co-Investment, for which Summit Capital Group, LLC, as (i) the general partner of Summit Capital GP II, L.P. which is the general partner of Summit Capital II, L.P. and (ii) the general partner of each of the Summit Entities, holds sole investment and voting power. The principal address of Summit Capital Group, LLC is 600 Travis, Suite 6110, Houston, Texas 77002.

(10) Includes 225 shares of common stock and immediately exercisable warrants to purchase 1036 shares of common stock held by MassMutual Corporate Value Partners Limited, 113 shares of common stock and immediately exercisable warrants to purchase 520 shares of common stock held by MassMutual Participation Investors and 226 shares of common stock and immediately exercisable warrants to purchase 1042 shares of common stock held by
     MassMutual Corporate Investors, each of which are affiliates of Massachusetts Mutual Life Insurance Company, and 660 shares of common stock and immediately exercisable warrants to purchase 3,039 shares of common stock held by Massachusetts Mutual Life Insurance Company. The principal address of Massachusetts Mutual Life Insurance Company is 1295 State Street, Springfield, Massachusetts 01111.

(11) Includes immediately exercisable warrants to purchase 5,286 shares of common stock. JZ Equity Partners PLC is a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company. See "Certain Relationships and Related Transactions." The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, New York 10153.

(12) Includes immediately exercisable warrants to purchase 3,524 shares of common stock. The principal address of Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, 18th Floor, Milwaukee, Wisconsin 53203.

(13) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

(14) The principal address of THK Private Equities is 1730 So. El Camino Real, Suite 400, San Mateo, California 94402.

STOCKHOLDERS AGREEMENT

In February 2001, the Company and its stockholders adopted a stockholders agreement (New Stockholders Agreement) which terminated and replaced all other stockholders agreements among the Company and its stockholders. The New Stockholders Agreement provides for certain rights and obligations among the Company and its current stockholders including with respect to the election of directors, restrictions on transfer, co-sale rights, right to join sales, forced sales and registration rights. Pursuant to the New Stockholders Agreement, the current stockholders agreed to vote their shares for the election of four members of the board of directors designated by affiliates of the The Jordan Company and JZ Equity Partners PLC (the Jordan Investors) and three directors designated by Summit Capital II, LP, Summit Capital Parallel, LP and Summit Capital Co-Investment II-A, LP (the Summit Investors).

The current stockholders may only transfer shares of Common Stock in accordance with the New Stockholders Agreement. The Company and the current stockholders have a right of first offer to purchase all or any portion of any shares of Common Stock to be transferred by any current stockholder, subject to certain limited exceptions, on the same terms put forth for such transfer by the selling holder. The New Stockholders Agreement provides for preferences on the rights of first offer such that the Management Investors (as defined in the New
Stockholders Agreement) have the first right to purchase shares sold by any other Management Investor, the Jordan Investors have the first right to purchase shares sold by any other Jordan Investors and the Summit Investors have the first right to purchase shares sold by any other Summit Investors. The current stockholders also have a right of first refusal to purchase any new securities issued by the Company.

The New Stockholders Agreement provides that on or after January 31, 2005, either a majority of the Jordan Investors or the Summit Investors may initiate a sale of the Company. Upon the initiation of a sale, a nationally recognized investment bank will be selected to consummate the sale. Designees of a majority of the board of directors appointed by the Jordan Investors and a majority of the board of directors appointed by the Summit directors shall negotiate the terms of the sale.

Pursuant to the New Stockholders Agreement the Institutional Investors and Summit Investors have been granted demand and incidental registration rights by the Company. All other Current Holders have been granted incidental registration rights. The Company is required to bear all registration expenses in connection with each demand and incidental registration and has agreed to indemnify the holders of demand and incidental registration rights against, and provide contribution with respect to, certain liabilities under the Securities Act in connection with the demand and incidental registrations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement. In connection with its acquisition by the Management Investors and the Jordan Investors in August 1995, the Company entered into an agreement (the TJC Management Agreement) with The Jordan Company Management Corporation (TJMC), an affiliate of The Jordan Company. Under the TJC Management Agreement, the Company retains TJMC to render services to the Company, its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Management Agreement will expire in 2005, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the Offering, the Company and TJMC have agreed to amend the TJC Management Agreement. The TJC Management Agreement, as amended, will provide an annual consulting fee payable on a quarterly basis equal to at least $600,000 but in no event greater than 2.5% of EBITDA (as defined in the TJC Management Agreement). In addition, the TJC Management Agreement provides for payment to TJMC of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by the Company with the assistance of TJMC. Such fees are subject to board of director's approval. The Company believes that the terms of the TJC Management Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. Pursuant to the terms of the Indenture, payment of fees to TJMC pursuant to the TJC Management Agreement is not permitted in the event of a payment or financial covenant default with respect to the Notes. In February 2001, TJMC entered into an assignment of proceeds and security agreement which provides that 50% of all payments due under the TJC Management Agreement be paid to Summit Capital Group LLC.

EMPLOYEE STOCKHOLDER LOANS

In 1995, the Company made loans to certain employees to be used for the purchase of the Company's stock. As of December 31, 2000 there was $329,000 outstanding on all stockholder loans. Each of the loans bears interest at a rate of 7% per annum and, as of December 31, 2000, payments on all of the loans by the employee stockholders were current.

In February 2001, all outstanding loans were repaid except for the loans to Messrs. Paule and Kolmer in the principal amounts of $35,000 and $8,000, respectively. Additionally, the Company made loans to certain employees to be used for the purchase of the Company's stock in the amount of $518,250. Messrs. Paule, Garavaglia and Kolmer received loans in the additional principal amount of $158,250, $105,000 and $75,000, respectively. Each of the loans bears interest at a rate of 7% per annum and is secured by pledges of the Company's stock to the Company.

DIRECTOR'S INDEMNIFICATION

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

                                  EXHIBIT INDEX

                                                                                                   Sequentially
Exhibit                                                                                              Numbered
Number                        Description                                                              Page
------                        -----------                                                          ------------

1              Purchase Agreement, dated as of April 16, 1998, by and among Jackson Products,                *
               Inc. (the Company), Jefferies & Company, Inc. and Goldman, Sachs & Co.
2.1            Stock Purchase Agreement, dated as of March 30, 1998, by and among Jackson                    *
               Acquisition, Inc., NCH Corporation, American Allsafe Company and Silencio/Safety
               Direct, Inc.++
2.2            Stock Purchase Agreement, dated as of March 31, 1998, by and among Crystaloid                 *
               Technologies, Inc., the Management Sellers party thereto, Dahl Partners
               Incorporated and Crystaloid Electronics Company++
2.3            Stock Purchase Agreement, dated as of June 12, 1998 by and among American Allsafe             **
               Company, the sellers party thereto and Kedman Company++
2.4            First Amendment to Stock Purchase Agreement, dated as of June 12,                             **
               1998 by and ** among American Allsafe Company,  the sellers party thereto and Kedman Company
2.5            Second  Amendment to Stock Purchase  Agreement,  dated as of July                             **
               22, 1998 by and ** among American  Allsafe  Company,  the sellers party thereto and Kedman Company
2.6            Third Amendment to Stock Purchase Agreement, dated as of July 22,                             **
               1998 by and ** among American Allsafe Company,  the sellers party thereto and Kedman Company
2.7            Real Property Purchase Agreement, dated as of June 12, 1998 by and among American             **
               Allsafe Company and certain stockholders of Kedman Company
2.8            Asset Purchase Agreement, dated as of April 20, 1999 by and among TMT-Pathway,               ***
               L.L.C. and Morton International, Inc.++
2.9            First Amendment to Asset Purchase Agreement, dated as of May 17, 1999 by and among           ***
               TMT-Pathway, L.L.C. and Morton International, Inc.
2.10           Stock Purchase Agreement dated as of December 29, 2000 by and among Jackson                 ******
               Products, Inc. SCG Acquisition LLC and the selling stockholders signatory thereto
2.11           First Amendment to Stock Purchase Agreement, dated as of February 1, 2001, by and           *****
               among the Company, SCG Acquisition LLC and John W. Jordan as Seller's Representative
3.1(a)         Amended and Restated Certificate of Incorporation of the Company                              *
3.1(b)         Third Amended and Restated Certificate of Incorporation of the Company
3.2(a)         Bylaws of the Company                                                                         *
3.2(b)         Amended and Restated Bylaws of the Company
4.1            Indenture, dated as of April 22, 1998, between the Company and State Street Bank              *
               and Trust Company, as Trustee
4.2            Form of Global Series A Senior Note                                                           *
4.3            Form of Global Series B Senior Note                                                           *
4.4            Registration Rights Agreement, dated as of April 22, 1998, by and among the                   *
               Company, Jefferies & Company, Inc. and Goldman, Sachs & Co.
4.5            Supplemental Indenture, dated as of April 24, 1998, between the Company and State             *
               Street Bank and Trust Company, as Trustee
4.6(a)         Stockholders Agreement, dated as of August 16, 1995, by and among the Company and             *
               its stockholders
4.6(b)         First Amendment to Stockholders Agreement, dated as of March 1, 1996, by and among            *
               the Company and its stockholders
4.6(c)         Second Amendment to Stockholders Agreement, dated as of July 1, 1996, by and among            *
               the Company and its stockholders
4.6(d)         Third Amendment to Stockholders Agreement, dated as of June 1, 1997, by and among             *
               the Company and its stockholders
4.7            Stockholders Agreement, dated as of February 2, 2001, by and among the Company and its stockholders.
4.8(a)         Jackson Products, Inc. 1995 Management Stock Option Plan, dated as of August 16,              *
               1995
4.8(b)         First Amendment to 1995 management Stock Option Plan, dated as of June 1, 1997                *
4.8(c)         Form of Stock Option Agreement                                                                *
4.9            Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among            *
               the Company and certain stockholders named therein
4.9(a)         Jackson Products, Inc. 2001 Non-Qualified Stock Option Plan.
4.9(b)         Form of 2001 Non-Qualified Stock Option Agreement.
4.10           Advisor Subscription Agreement, dated as of August 16, 1995, between the Company              *
               and Safety Partners, L.P
4.11(a)        Management Subscription Agreement, dated as of August 16, 1995, by and among the              *
               Company and certain stockholders named therein
4.11(b)        First Amendment to Management Subscription Agreement, dated March 1, 1996, by and             *
               among the Company and certain stockholders named therein


4.11(c)        Second Amendment to Management Subscription Agreement, dated as of December 1,                *
               1996, by and among the Company and certain stockholders named therein
4.12           Amended and Restated Management Subscription Agreement, dated as of February 2,
               2001, by and among the Company and the signatories party thereto
4.13           Form of Non-Recourse Promissory Note between the Company and certain of its                   *
               stockholders
4.14           Form of Stock Pledge Agreement between the Company and certain of its stockholders            *
4.15(a)        Securities Purchase Agreement, dated as of August 16, 1995, by and among the                  *
               Company and certain stockholders named therein
4.15(b)        First Amendment to Securities Purchase Agreement, dated as of July 1, 1996, by and            *
               among the Company and certain stockholders named therein
4.16           Form of Warrant of the Company                                                                *
10.1(a)        Credit Agreement, dated as of April 22, 1998, by and among the Company,                       *
               BankBoston, N.A., as Agent, Mercantile Bank National Association, as Co-agent, the other lenders party thereto, and BancBoston Securities, Inc., as Syndication Agent
               and Arranger
10.1(b)        Amendment No. 1 to Credit Agreement, dated as of June 19, 1998, by and among the
               Company, BankBoston, N.A., as Agent, Mercantile Bank National Association, as                ****
               Co-Agent, the other lenders party thereto, and BancBoston Securities, Inc., as
               Syndication Agent and Arranger
10.1(c)        Amendment No. 2 to Credit Agreement, dated as of May 17, 1999, by and among the             *****
               Company, BankBoston, N.A., as Agent, Mercantile Bank National Association, as
               Co-Agent, the other lenders party thereto, and BancBoston Securities, Inc. as
               Syndication Agent and Arranger
10.2           Revolving Note in the aggregate principal amount of $19,500,000                               *
10.3           Revolving Note in the aggregate principal amount of $10,500,000                               *
10.4           Acquisition Note in the aggregate principal amount of $61,750, 000                            *
10.5           Acquisition Note in the aggregate principal amount of $33,250,000                             *
10.6(a)        Guaranty, dated as of April 22, 1998, by and among Flex-O-Lite, Inc., OSD                     *
               Envizion, Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc., American
               Allsafe Company, Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.6(b)        Guaranty, dated as of May 17, 1999,  by and between TMT-Pathway, L.L.C. and                 *****
               BankBoston, N.A., as Agent
10.7(a)        Stock Pledge Agreement, dated as of April 22, 1998, by and between the Company and            *
               BankBoston, N.A., as Agent
10.7(b)        Pledge Agreement, dated as of May 17, 1999, by and between the Company and                  *****
               BankBoston, N.A., as Agent
10.8           Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between             *
               Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.9           Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between             *
               Jackson Acquisition, Inc. and BankBoston, N.A., as Agent
10.10          Security Agreement, dated as of April 22, 1998, by and between the Company and                *
               BankBoston, N.A., as Agent
10.11(a)       Security Agreement (Subsidiaries), dated as of April 22, 1998 by and among                    *
               Flex-O-Lite, Inc., OSD Envizion, Inc., Crystaloid Technologies, Inc., Jackson
               Acquisition, Inc., American Allsafe Company, Silencio/Safety Direct, Inc. and
               BankBoston, N.A., as Agent
10.11(b)       Security Agreement (Subsidiaries), dated as of May 17, 1999, by and between                 *****
               TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.12          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between the Company and BankBoston, N.A., as Agent
10.13          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.14          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.15          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between American Life Allsafe Company and BankBoston, N.A., as Agent
10.16          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.17          Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998,              *
               by and between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.18          Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
               1998, by and between the Company and BankBoston, N.A., as Agent
10.19          Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
               1998, by and between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.20          Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
               1998, by and between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.21          Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
               1998, by and between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.22(a)       Trademark Collateral Assignment and Security Agreement, dated as of April 22,                 *
               1998, by and between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.22(b)       Trademark Collateral Security and Pledge Agreement, dated as of May 17, 1999, by            *****
               and between TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.23          Form of Indemnification Agreement, dated as of August 16, 1995, between the                   *
               Company and its directors
10.24(a)       TJC Management Consulting Agreement, dated as of August 16, 1995, by and among,               *
               the Company, Flex-O-Lite, Inc. and TJC Management Corporation
10.24(b)       Amended and Restated TJC Management Consulting Agreement, dated as of October 21,             *
               1996, by and among the Company, Flex-O-Lite, Inc. and TJC Management Corporation



10.24(c)       Second Amended and Restated TJC Management Consulting Agreement, dated as of April            *
               22, 1998, by and between the Company and TJC Management Corporation
10.25          Assignment  of  Proceeds  and  Security  Agreement,  dated  as of
               February 2, 2001,  between TJC Management  Corporation and Summit
               Capital Group LLC
10.26(a)       Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
               between the Company and Robert H. Elkin
10.26(b)       Amendment to Employment Agreement, dated as of April 22, 1998, by and between the             *
               Company and Robert H. Elkin
10.27(a)       Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
               between the Company and Christopher T. Paule
10.27(b)       Amendment to Employment Agreement, dated as of April 22, 1998, by and between the             *
               Company and Christopher T. Paule
10.27(c)       Amended and Restated Employment Agreement, dated as of February 2, 2001, between the Company and Christopher T. Paule
10.28          Employment and Non-Interference Agreement, dated as of August 16, 1995, by and                *
               between Flex-O-Lite, Inc. and Allan Huning
10.29          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
               between the Company and Mark R. Hefty
10.30          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
               between the Company, Crystaloid Technologies, Inc. and Edward D. Surjan, Jr.
10.31          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
               between the Company, Crystaloid Technologies, Inc. and Edward M. Stiles
10.32          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
               between the Company, Crystaloid Technologies, Inc. and Michael A. Fout
10.33          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and                 *
               between the Company, Crystaloid Technologies, Inc. and Gregory J. Putman
10.34          Employment and Non-Interference Agreement, dated as of April 22, 1998, by and
               between American Allsafe Company and Lincoln M. Kennedy                                       *
10.35          Employment and Non-Interference Agreement, dated as of May 17, 1999, by and between the Company, TMT-Pathway, L.L.C. and Robert J. Currell
10.36          Employment and Non-Interference Agreement, dated as of September 1, 2000, by and between the Company and F. H. Joe Gay
10.37          Employment and Non-Interference Agreement, dated as of September 1, 2000, by and between the Company and Mark A. Kolmer
10.38          Employment and Non-Interference Agreement, dated as of September 1, 2000, by and between the Company and John L. Garavaglia, III
10.39          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company and Robert H. Elkin
10.40          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company and Christopher T. Paule
10.41          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company and Mark R. Hefty
10.42          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company, Crystaloid Technologies, Inc. and Edward D. Surjan, Jr.
10.43          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company, Crystaloid Technologies, Inc. and Edward M. Stiles
10.44          Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the                  *
               Company, Crystaloid Technologies, Inc. and Michael A. Fout
10.45(a)       Intercompany Management Consulting Agreement, dated as of August 16, 1995, by and             *
               among the Company and its subsidiaries
10.45(b)       Amended and Restated Intercompany Management Consulting Agreement, dated as of                *
               October 21, 1996, by and among the Company and its subsidiaries
12             Statements regarding computation of ratios                                                  *****
21             List of Subsidiaries of the Company
25             Statement on Form T-1 of eligibility of the Trustee under the Trust Indenture Act             *


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

*****Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K of the Company with the Securities and Exchange Commission on March 16, 2000 (Commission File No. 333-5397) and all supplements thereto.

******Incorporated by reference to the exhibits filed with the Current Report on Form 8-K of the Company with the Securities and Exchange Commission on January 15, 2001 (Commission File No. 333-53987) and all supplements thereto.

Exhibit 3.1(b)


             THIRD AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                             JACKSON PRODUCTS, INC.

                                February 2, 2001

     1. The Certificate of Incorporation of Jackson Products, Inc. (the "Corporation") was filed in the Office of the Secretary of State on February 24, 1993, under the name of JHC, Inc., amended and restated on August 17, 1995, and amended and restated on July 1, 1996.

     2. The Board of Directors of the Corporation, by telephonic meeting of its members, filed with the minutes of the Board on February 1, 2001, adopted a resolution proposing and declaring advisable that the Certificate of Incorporation be amended and restated and duly adopting this Third Amended and Restated Certificate of Incorporation.

     3. In lieu of a special meeting of the stockholders, written consents were obtained from a majority of the outstanding shares entitled to vote thereon and a majority of the outstanding shares of each class entitled to vote thereon as a class in favor of this Third Amended and Restated Certificate of Incorporation in accordance with the provisions of Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware (the "GCL").

     4. The text of the Certificate of Incorporation, as amended and restated herein, shall read as follows:

     First : The name of the Corporation is "Jackson Products, Inc."

     Second : The address of the Corporation's registered office in the State of Delaware is 1209 Orange Street, in the city of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

     Third : The nature or purpose of the business to be conducted or promoted by the Corporation is to engage in any lawful act or activity for which corporations may be organized under the GCL.

     Fourth : The total number of shares of stock which the Corporation shall have authority to issue is one hundred sixty-two thousand (162,000) shares, consisting of:

          (i) One hundred thousand (100,000) shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock");

          (ii) Forty-five thousand (45,000) shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock");

          (iii) Fifteen thousand (15,000) shares of Class C Common Stock, par value $.01 per share (the "Class C Common Stock"; together with the Class A Common Stock and the Class B Common Stock, the "Common Stock"); and

          (iv) Two thousand (2,000) shares of Serial Preferred Stock, par value $.01 per share (the "Preferred Stock").


     A statement of the powers, designations, preferences, and relative participating, optional or other special rights and the qualifications, limitations and restrictions of the Common Stock and the Preferred Stock is as follows

1. Common Stock.

     (a) Dividends. All shares of Common Stock of the Corporation shall be of equal rank and shall be identical, except as hereinafter specifically set forth. No dividend or other distribution shall be paid upon, or declared or set apart for, any share of any class of Common Stock of the Corporation for any dividend period unless at the same time a dividend or distribution for the same period shall be paid upon, or declared and set apart for, all shares of each other class of Common Stock then issued and outstanding, in the same amount with respect to each issued and outstanding share of Common Stock, as though all shares of Common Stock were of a single class, except that the Corporation may at any time concurrently declare and pay an equal dividend, on a share for share basis, in each respective class of Common Stock in shares of such class of Common Stock.

     (b) Liquidation Rights. In the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of each class of Common Stock shall be entitled to share in the distribution of any remaining assets available for distribution to the holders of Common Stock ratably in proportion to the total number of shares of all classes of Common
Stock then issued and outstanding as though all such shares were of a single class.

     (c) Corporate Event. There shall be no increase, decrease or other alteration of the issued and outstanding shares of any class of Common Stock of the Corporation by or as a result of any stock split, stock dividend, combination of shares, recapitalization, reclassification, merger, consolidation, sale of all or substantially all of the assets of the Corporation, reorganization, liquidation, dissolution or other similar corporate transaction (each, a "Corporate Event") unless at the same time the shares of the other class or classes of Common Stock then issued and outstanding are also increased, decreased or otherwise altered, as the case may be, in the same manner and to the same extent. Without limiting the generality of the foregoing, the number of shares of each class of Common Stock issued and outstanding immediately following any such Corporate Event shall bear the same ratio to the number of shares of that class of Common Stock issued and outstanding immediately prior to such Corporate Event as the number of shares of each other class of Common Stock issued and outstanding immediately following such Corporate Event shall bear to the number of shares of that class of Common Stock issued and outstanding immediately prior to such Corporate Event.

     (d) Voting Rights. The holders of Class A Common Stock and Class C Common Stock shall be entitled to one vote per share in voting or consenting to the election of directors and for all other corporate purposes to the extent authorized by this Certificate of Incorporation or law; provided, that as soon as any holder of Class C Common Stock who has been employed by the Corporation or a subsidiary of the Corporation (a "Management Holder") ceases to be employed by the Corporation or a subsidiary of the Corporation for any reason ("Terminated Management Holder"), such Terminated Management Holder's right to cast votes shall thereupon terminate, and any Person who was transferred Class C Common Stock from such Terminated Management Holder shall have no voting rights once such Terminated Management Holder ceases to be employed by the Corporation or a subsidiary of the Corporation. The holders of Class B Common Stock shall not be entitled to vote at any meeting of stockholders or to express consent or dissent to any corporate action taken without a meeting (including, without limitation, any election or removal of the directors of the Corporation). The Class B Common Stock and any Class C Common Stock held by a Terminated Management Holder or his transferee, shall not be included in determining the number of shares voting or consenting or entitled to vote or consent on such matters; provided, however, that without the affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Class B Common Stock and Class C Common Stock each voting or consenting as a separate class, the Corporation shall not (i) merge with or into, or consolidate with, any other corporation if, under the terms pursuant to which such merger or consolidation is to be effected (w) the holders of Class B Common Stock and Class C Common Stock would receive consideration in exchange for each share of such stock outstanding immediately prior to such merger or consolidation that is less in amount than, or different in form from, the consideration to be received in connection with such merger or consolidation by the holders of Class A Common Stock in exchange for each share of such stock outstanding immediately prior to such merger or consolidation, or (x) the holders of Class B Common Stock would receive any consideration (whether in the form of cash, property or securities) in exchange for the shares of Class B Common Stock held by them immediately prior to such merger or consolidation and any holder of Class A Common Stock (other than a subsidiary of the Corporation) would retain the shares of such stock held by it immediately prior to such merger or consolidation, or (ii) effectuate any amendment to, or modification or waiver of, any provision of this Restated Certificate of Incorporation that alters or changes the powers, designations, preferences or rights of the shares of Class B Common Stock and Class C Common Stock (including, without limitation, any provision of this subdivision (d) of paragraph 1 of this ARTICLE FOURTH).

     (e) Conversion Rights - Class B Common Stock.

               1. Any holder of Class B Common Stock shall, subject to subparagraph 2 below, be entitled at any time and from time to time to convert any shares of Class B Common Stock held by it into an equal number of shares of Class A Common Stock upon the surrender of the certificate or certificates representing the shares of Class B Common Stock to be converted at the principal office of the Corporation, together with written notice by such holder stating that such holder desires to convert the shares of Class B Common Stock represented by such certificate or certificates into shares of Class A Common Stock. Promptly after such surrender and receipt of such written notice, the Corporation will issue and deliver in accordance with such instructions the certificate or certificates for the shares of Class A Common Stock issuable upon such conversion. In case less than all the shares represented by any such certificate are to be converted, a new certificate shall be issued to such holder representing the shares not to be converted, without cost to such holder.

               2. A holder of Class B Common Stock shall be allowed to convert shares of Class B Common Stock to shares of Class A Common Stock, or be allowed to participate in a transaction, (including, but not limited to, the transactions contemplated in subparagraph 1 above), by which participation such holder would be deemed to have converted shares of Class B Common Stock to shares of Class A Common Stock only to the extent the holder is not restricted by the Bank Holding Company Act of 1956, as amended, or other applicable law from acquiring or holding additional shares of Class A Common Stock.

               3. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Common Stock, or its treasury shares, solely for the purpose of issue upon the conversion of the Class B Common Stock as provided in this paragraph
          (e), such number of shares of Class A Common Stock as are then issuable upon the conversion of all outstanding shares of Class B Common Stock. The Corporation shall at all times reserve and keep available (or cause such shares to be reserved and kept available) out of its authorized but unissued shares of Class B Common Stock, or its treasury shares, solely for the purpose of issue upon the conversion of the Class A Common Stock as provided in this paragraph (e), such number of shares of Class B Common Stock as are then issuable upon the conversion of all outstanding shares of Class A Common Stock. The Corporation covenants that all shares of Class A Common Stock and Class B Common Stock which are issuable upon conversion shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all liens and charges. The Corporation shall take all such actions as may be necessary to assure that all such shares of Class A Common Stock and Class B Common Stock may be so issued without violation of any law or any regulation, rule or other requirement of any governmental domestic securities exchanges upon which shares of Class A Common Stock or Class B Common Stock may be listed. The Corporation shall not take any action which would affect the number of shares of Class A Common Stock or Class B Common Stock outstanding or issuable for any purposes unless immediately following such action the Corporation would have authorized but unissued shares of Class A Common Stock and Class B Common Stock, or treasury shares, not then reserved or required to be reserved for any purpose other than the purpose of issue upon conversion of Class B Common Stock or Class A Common Stock, as the case may be, sufficient to meet the reservation requirements of the first two sentences of this subparagraph 3.

               4. If any shares of Class A Common Stock or Class B Common Stock required to be reserved for purposes of conversion hereunder require, before such shares may be issued upon conversion, registration with or approval of any governmental authority under any federal or state law (other than any registration under the Securities Act or any state securities law required by reason of any transfer involved in such conversion), or listing on any domestic securities exchange, the Corporation shall, at its expense and as promptly as possible, use its best efforts to cause such shares to be duly registered or approved or listed, as the case may be.

               5. The issue of certificates for shares of Class A Common Stock upon conversion of shares of Class B Common Stock and certificates for shares of Class B Common Stock upon conversion of shares of Class A Common Stock shall be made without charge to the holder of such shares of any issue tax in respect thereof or other costs incurred by the Corporation in connection with such conversion and the related issue of shares of Class A Common Stock or Class B Common Stock, as the case may be; provided that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of any certificate in a name other than that of the holder of the Class B Common Stock converted or the holder of the Class A Common Stock converted, as the case may be.

     (f) Conversion Rights - Class C Common Stock.


               1. Upon the sale of shares of  Common  Stock  pursuant  to (a) an
          effective   registration  statement  filed  under  Section  5  of  the
          Securities Act, (b) pursuant to a sale under Rule 144, or (c) the prior written approval by the Board of Directors of the Corporation, each share of Class C Common Stock issued and outstanding shall, without any action on the part of the holder thereof, be converted into a share of Class A Common Stock. Upon the surrender of any certificate or certificates which prior to the registration under
          Section 5 of the Securities Act or sale under Rule 144 represented shares of Class C Common Stock (x) the Corporation shall issue one or more new certificates, in such denominations as may be requested, for the same aggregate number of shares of Class A Common Stock represented by the certificate or certificates so surrendered, and registered by the certificate or certificates so surrendered, and registered as the purchaser or holder of such shares may request, (y) the rights of the holder of such shares of Class C Common Stock shall cease and the person or persons in whose name or names the certificates for shares of Class A Common Stock are to be issued shall be deemed to have become the holder or holders of record of the shares of Class A Common Stock represented thereby.

               2. Immediately upon the transfer of any shares of Class A Common Stock to any Person who is a holder of Class C Common Stock, such shares of Class A Common Stock shall, without any action on the part of the holder thereof, be converted into the same number of shares of Class C Common Stock as the number of shares of Class A Common Stock so being transferred. Upon the surrender of any certificates, for registration of transfer, which prior to the transfer thereof represented shares of Class A Common Stock (a) the Corporation shall issue one or more new certificates, in such denomination or denominations as may be requested, for the same aggregate number of shares of Class C Common Stock represented by the certificate or certificates so surrendered, and registered as the purchaser of such shares may request and (b) the rights of the holder of such shares of Class A Common Stock shall cease with respect to the number of shares so sold and the person or persons in whose name or names the certificates for shares of Class C Common Stock are to be issued upon such sale shall be deemed to have become the holder or holders of record of the shares of Class C Common Stock represented thereby.

               3. Immediately upon the transfer of any shares of Class C Common Stock to any Person who is a holder of Class A Common Stock, such shares of Class C Common Stock shall, without any action on the part of the holder thereof, be converted into the same number of shares of Class A Common Stock as the number of shares of Class C Common Stock so being transferred. Upon the surrender of any certificates, for registration of transfer, which prior to the transfer thereof represented shares of Class C Common Stock (a) the Corporation shall issue one or more new certificates, in such denomination or denominations as may be requested, for the same aggregate number of shares of Class A Common Stock represented by the certificate or certificates so surrendered, and registered as the purchaser of such shares may request and (b) the rights of the holder of such shares of Class C Common Stock shall cease with respect to the number of shares so sold and the person or persons in whose name or names the certificates for shares of Class A Common Stock are to be issued upon such sale shall be deemed to have become the holder or holders of record of the shares of Class A Common Stock represented thereby.

               4. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Common Stock, or its treasury shares, solely for the purpose of issue upon the conversion of the Class C Common Stock as provided in this paragraph
          (f), such number of shares of Class A Common Stock as are then issuable upon the conversion of all outstanding shares of Class C Common Stock. The Corporation shall reserve and keep available (or cause such shares to be reserved and kept available) out of its authorized but unissued shares of Class C Common Stock, or its treasury shares, solely for the purpose of issue upon the conversion of the Class A Common Stock as provided in this paragraph (f), such number of shares of Class C Common Stock as are then issuable upon the conversion of all outstanding shares of Class A Common Stock. The Corporation covenants that all shares of Class A Common Stock and Class C Common Stock which are issuable upon conversion shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all liens and charges. The Corporation shall take all such actions as may be necessary to assure that all such shares of Class A Common Stock and Class C Common Stock may be so issued without violation of any law or any regulation, rule or other requirement of any governmental domestic securities exchanges upon which shares of Class A Common Stock or Class C Common Stock may be listed. The Corporation shall not take any action which would affect the number of shares of Class A Common Stock or Class C Common Stock outstanding or issuable for any purposes unless immediately following such action the Corporation would have authorized but unissued shares of Class A Common Stock and Class C Common Stock, or treasury shares, not then reserved or required to be reserved for any purpose other than the purpose of issue upon conversion of Class C Common Stock or Class A Common Stock, as the case may be, sufficient to meet the reservation requirements of the first two sentences of this subparagraph 4.

               5. If any shares of Class A Common Stock or Class C Common Stock required to be reserved for purposes of conversion hereunder require, before such shares may be issued upon conversion, registration with or approval of any governmental authority under any federal or state law (other than any registration under the Securities Act or any state securities law required by reason of any transfer involved in such conversion), or listing on any domestic securities exchange, the Corporation shall, at its expense and as promptly as possible, use its best efforts to cause such shares to be duly registered or approved or listed, as the case may be.

               6. The issue of certificates for shares of Class A Common Stock upon conversion of shares of Class C Common Stock and certificates for shares of Class C Common Stock upon conversion of shares of Class A Common Stock shall be made without charge to the holder of such shares of any issue tax in respect thereof or other costs incurred by the Corporation in connection with such conversion and the related issue of shares of Class A Common Stock or Class C Common Stock, as the case may be; provided that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of any certificate in a name other than that of the holder of the Class C Common Stock converted or the holder of the Class A Common Stock converted, as the case may be.

               7. Any holder of Class C Common Stock who receives certificates representing shares of Class A Common Stock that have been converted into shares of Class C Common Stock pursuant to subparagraph 2 above, shall be entitled at any time and from time to time to surrender the certificate or certificates representing shares of Class A Common Stock at the principal office of the Corporation, together with written notice by such holder stating that such holder desires to receive in exchange therefor a certificate or certificates representing the same number of shares of Class C Common Stock. Promptly after such surrender and receipt of such written notice, the Corporation will issue and deliver in accordance with such instructions the certificate or certificates for the shares of Class C Common Stock issuable upon such conversion. In case less than all the shares represented by any such certificate are to be converted, a new certificate shall be issued to such holder representing the shares not to be converted, without cost to such holder.

               8. Any holder of Class A Common Stock who receives certificates representing shares of Class C Common Stock that have been converted into shares of Class A Common Stock pursuant to subparagraph 3 above, shall be entitled at any time and from time to time to surrender the certificate or certificates representing shares of Class C Common Stock at the principal office of the Corporation, together with written notice by such holder stating that such holder desires to receive in exchange therefor a certificate or certificates representing the same number of shares of Class A Common Stock. Promptly after such surrender and receipt of such written notice, the Corporation will issue and deliver in accordance with such instructions the certificate or certificates for the shares of Class A Common Stock issuable upon such conversion. In case less than all the shares represented by any such certificate are to be converted, a new certificate shall be issued to such holder representing the shares not to be converted, without cost to such holder.

          (g) Certain Definitions. As used in this ARTICLE FOURTH, the following terms shall have the following respective meanings:

               "Person" means any individual, firm, corporation, business enterprise, trust, association, joint venture, partnership, any foreign, federal, state, municipal or other government or any department, commission, board, bureau, agency, public authority or instrumentality thereof, or any court or arbitrator or other entity, whether acting in an individual, fiduciary or other capacity.

2. Preferred Stock.

     The Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

     The authority of the Board of Directors with respect to each series shall include, but not be limited to, determination of the following:

     (a) The number of shares constituting that series and the distinctive designation of that series;

     (b) The rate of dividend, and whether (and if so, on what terms and conditions) dividends shall be cumulative (and if so, whether unpaid dividends shall compound or accrue interest) or shall be payable in preference or in any other relation to the dividends payable on any other class or classes of stock or any other series of the Preferred Stock;

     (c) Whether that series shall have voting rights in addition to the voting rights provided by law and, if so, the terms and extent of such voting rights;

     (d) Whether the shares must or may be redeemed and, if so, the terms and conditions of such redemption (including, without limitation, the dates upon or after which they must or may be redeemed and the price or prices at which they must or may be redeemed, which price or prices may be different in different circumstances or at different redemption dates);

     (e) Whether the shares shall be issued with the privilege of conversion or exchange and, if so, the terms and conditions of such conversion or exchange (including without limitation the price or prices or the rate or rates of conversion or exchange or any terms for adjustment thereof);

     (f) The amounts, if any, payable upon the shares in the event of voluntary liquidation, dissolution or winding up of the Corporation in preference of shares of any other class or series and whether the shares shall be entitled to participate generally in distributions on the Common Stock under such circumstances;

     (g) The amounts, if any, payable under the shares thereof in the event of involuntary liquidation, dissolution or winding up of the Corporation in preference of shares of any other class or series and whether the shares shall be entitled to participate generally in distributions in the Common Stock under such circumstances;

     (h) Sinking fund provisions, if any, for the redemption or purchase of the shares (the term "sinking fund" being understood to include any similar fund, however designated); and

     (i) Any other relative rights, preferences, limitations and powers of that series.

     Fifth : At all meetings of stockholders, each stockholder shall be entitled to vote, in person or by proxy, the shares of voting stock owned by such stockholders of record on the record date for the meeting. When a quorum is present or represented at any meeting, the vote of the holders of a majority in interest of the stockholders present in person or by proxy at such meeting and entitled to vote thereon shall decide any question, matter or proposal brought before such meeting unless the question is one upon which, by express provision of law, this Certificate of Incorporation or the By-laws applicable thereto, a different vote is required, in which case such express provision shall govern and control the decision of such question.

     Sixth : The number of directors of the Corporation shall be fixed from time to time by the vote of a majority of the entire Board of Directors, but such number shall in no case be less than one (1) nor more than seven (7). Any such determination made by the Board of Directors shall continue in effect unless and until changed by the Board of Directors, but no such changes shall affect the term of any directors then in office.

     Seventh : For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

          (1) The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors except as otherwise provided in Article II Section B, Article III, Article VIII, Article X and Article XI of the By-laws. Article II Section B, Article III, Article VIII, Article X and Article XI of the By-laws shall be incorporated herein as if set forth herein.

          (2) The directors shall have the power, subject to the terms and conditions of the By-laws of Corporation, to make, adopt, alter, amend, change, add to or repeal the By-laws of the Corporation.

          (3) In addition to the powers and authority hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the GCL, this Certificate of Incorporation, and any By-laws adopted by the stockholders; provided, however, that no By-Laws hereafter adopted by the stockholders shall invalidate any prior act of the directors which would have been valid if such By-Laws had not been adopted.

     Eighth :

          1. Stockholder Meetings; Keeping of Books and Records. Meetings of stockholders may be held within or outside the State of Delaware as the By-laws may provide. The books of the Corporation may be kept (subject to any provision contained in the GCL) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-laws of the Corporation.

          2. Special Stockholders Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by law, may be called by the President or the Chairman of the Board, if one is elected, and shall be called by the Secretary, any two directors or at the request in writing of stockholders owning a majority in amount of the Class A Common Stock of the Company issued and outstanding and entitled to vote.

          3. No Written Ballot. Elections of directors need not be by written ballot unless the By-laws of the Corporation shall so provide.

     Ninth :

          1. Limits on Director Liability. Directors of the Corporation shall have no personal liability to the Corporation or its stockholders for monetary damages for breach of a fiduciary duty as a director; provided that nothing contained in this Article NINTH shall eliminate or limit the liability of a director (i) for any breach of a director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, (iii) under Section 174 of the GCL, or (iv) for any transaction from which a director derived an improper personal benefit. If the GCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then by virtue of this Article NINTH the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the GCL, as so amended.

          2. Indemnification.

               (a) The Corporation shall indemnify, in accordance with the By-laws of the Corporation and to the fullest extent permitted from time to time by the GCL or any other applicable laws as presently or hereafter in effect, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including, without limitation, an action by or in the right of the Corporation, by reason of his acting as a director or officer of the Corporation (and the Corporation, in the discretion of the Board of Directors, may so indemnify a person by reason of the fact that he is or was an employee or agent of the Corporation or is or was serving at the request of the Corporation in any other capacity for or on behalf of the Corporation) against any liability or expense actually and reasonably incurred by such person in respect thereof; provided, however, the Corporation shall be required to indemnify an officer or director in connection with an action, suit or proceeding (or part thereof) initiated by such person only if (i) such action, suit or proceeding (or part thereof) was authorized by the Board of Directors and (ii) the indemnification does not relate to any liability arising under Section 16(b) of the Securities Exchange Act of 1934, as amended, or any rules or regulations promulgated thereunder. Such indemnification is not exclusive of any other right to indemnification provided by law or otherwise. The right to indemnification conferred by this Section 2 shall be deemed to be a contract between the Corporation and each person referred to herein.

               (b) If a claim under subdivision (a) of this paragraph 2 of this Article NINTH is not paid in full by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where any undertaking required by the By-laws of the Corporation has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the GCL and subdivision (a) of this paragraph 2 of this Article NINTH for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the GCL, nor an actual determination by the Corporation (including its Board of Directors, legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

               (c) Indemnification shall include payment by the Corporation of expenses in defending an action or proceeding in advance of the final disposition of such action or proceeding upon receipt of an undertaking by the person indemnified to repay such payment if it is ultimately determined that such person is not entitled to indemnification under this Article NINTH, which undertaking may be accepted without reference to the financial ability of such person to make such repayment.

3. Insurance.

     The Corporation shall have the power (but not the obligation) to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss incurred by such person in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the ARTICLE NINTH or the GCL.

4. Other Rights.

     The rights and authority conferred in this ARTICLE NINTH shall not be exclusive of any other right which any person may otherwise have or hereafter acquire under any statute, provision of the Certificate of Incorporation, by-law, agreement, contract, vote of stockholders or disinterested directors or otherwise.

5. Additional Indemnification.

     The Corporation may, by action of its Board of Directors, provide indemnification to such of the directors, officers, employees and agents of the Corporation to such extent and to such effect as the Board of Directors shall determine to be appropriate and authorized by the GCL.

6. Effect of Amendments.

     Neither the amendment, change, alteration nor repeal of this ARTICLE NINTH, nor the adoption of any provision of this Certificate of Incorporation or the by-laws of the Corporation, nor, to the fullest extent permitted by GCL, any modification of law, shall eliminate or reduce the effect of this ARTICLE NINTH or the rights or any protection afforded under this ARTICLE NINTH in respect of any acts or omissions occurring prior to such amendment, repeal, adoption or modification.

     Tenth : The Corporation reserves the right to repeal, alter, change or amend any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by statute and all rights conferred upon stockholders herein are granted subject to this reservation. No repeal, alteration or amendment of this Certificate of Incorporation shall be made unless the same is first approved by the Board of Directors of the Corporation pursuant to a resolution adopted by the directors then in office in accordance with the By-laws and applicable law and thereafter approved by the stockholders.

     Eleventh : The Corporation has elected to not be governed by Section 203 of the GCL. This election was effective as of August 16, 1995.

     IN WITNESS WHEREOF, the Corporation, as of the date first written above, has caused this Third Amended and Restated Certificate of Incorporation to be signed by its Vice President.

                                         JACKSON PRODUCTS, INC.



                                         By:     /s/ A. Richard Caputo, Jr.
                                         ----------------------------------
                                              Name: A. Richard Caputo, Jr.
                                              Title:   Vice President

Exhibit 3.2(b)

                          AMENDED AND RESTATED BY-LAWS

                                       OF

                             JACKSON PRODUCTS, INC.

                               (FEBRUARY 2, 2001)

I. OFFICES

     Section A. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware and the name and address of its registered agent is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.

II. STOCKHOLDERS

     Section A. Time and Place of Meetings and Annual Meeting. All meetings of the Stockholders for the election of directors or for any other purpose shall be held at such time and place, within or without the State of Delaware, as shall be designated by the Board of Directors. In the absence of any such designation by the Board of Directors, each such meeting shall be held at the principal office of the Corporation. An annual meeting of Stockholders shall be held for the purpose of electing directors and transacting such other business as may properly be brought before the meeting. The date of the annual meeting shall be determined by the Board of Directors.

     Section B. Time and Place of Special Meetings. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman or (ii) the President, and shall be called by any such officer at the request in writing of at least two members of the Board of Directors or at the request in writing of Stockholders holding fifty percent (50%) of the Class A Common Stock of the Corporation issued and outstanding and entitled to vote generally in the election of directors pursuant to the Certificate of Incorporation. Such request shall state the purpose of the proposed meeting.

     All special meetings of the Stockholders shall be held at such place, within or without the State of Delaware, as shall be designated by the Board of Directors. In the absence of any such designation by the Board of Directors, each such meeting shall be held at the principal office of the Corporation.

     Section C. Notice of Meetings. Written notice of each meeting of the Stockholders stating the place, date and time of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, to each Stockholder entitled to vote at such meeting. The notice of any special meeting of Stockholders shall state the purpose or purposes for which the meeting is called.

     Section D. Quorum. The holders of a majority of the Common Stock issued and outstanding and entitled to vote under the Certificate of Incorporation, present in person or represented by proxy, shall constitute a quorum at all meetings of the Stockholders for the transaction of business provided that, the holders of a majority of shares of Class A Common Stock also are present in person or represented by proxy for a quorum to be constituted, except as otherwise provided by law. If a quorum is not present or represented, the holders of the stock present in person or represented by proxy at the meeting and entitled to vote thereat shall have power, by the affirmative vote of the holders of a majority of such stock, to adjourn the meeting to another time and/or place, without notice other than announcement at the meeting, until a quorum shall be presented or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Stockholder of record entitled to vote at the meeting.

     Section E. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of Stockholders shall be decided by a majority of votes cast by holders of the stock represented and entitled to vote thereon, with each such holder having the number of votes per share and voting as a member of such classes of Stockholders as may be provided in the Certificate of Incorporation, unless the question is one upon which, by express provision of law or of the Certificate of Incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question. Such votes may be cast in person or by proxy but no proxy shall be voted on or after one year from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of Stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

     Section F. Informal Action By Stockholders. Any action required to be taken at a meeting of the Stockholders, or any other action which may be taken at a meeting of the Stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by Stockholders having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all members having a right to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those Stockholders who have not consented in writing.

     Section G. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of Stockholders, a complete list of the Stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each Stockholder and the number of shares registered in the name of each Stockholder. The list shall be made available for inspection by Stockholders prior to the meeting as required by law. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any Stockholder of the Corporation who is present.

     Section H. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the Stockholders entitled to examine the stock ledger, the list required by Section G of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of Stockholders.

III. DIRECTORS

     Section A. General Powers. The business and affairs of the Corporation shall be managed and controlled by or under the direction of a Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by law or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the Stockholders.

     Section B. Number and Election of Directors. The number of directors of the Corporation shall be fixed from time to time by the vote of the entire Board of Directors, but such number shall in no case be less than one (1) nor more then seven (7). Except as provided in Section C of this Article, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation. Directors need not be Stockholders.

     Section C. Vacancies. Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority of the Directors then in office though less than a quorum, and each Director so chosen shall hold office until his successor is elected and qualified or until his earlier resignation or removal; provided, however, if the vacancy is for a Jordan Director, the remaining Jordan Directors may appoint a replacement to act as a director until a new director is duly elected, and if the vacancy is for a Summit Director, the remaining Summit Directors may appoint a replacement to act as a director until a new director is duly elected. If there are no Directors in office, then an election of Directors may be held in the manner provided by law.

     Section D. Place of Meetings. The Board of Directors may hold meetings, both regular and special, either within or without the State of Delaware.

     Section E. Regular Meetings. The Board of Directors shall hold a regular meeting, to be known as the annual meeting, immediately following each annual meeting of the Stockholders. Other regular meetings of the Board of Directors shall be held at such time and at such place as shall from time to time be determined by the Board. No notice of regular meetings need be given.

     Section F. Special Meetings. Special meetings of the Board may be called by the Chairman or the President or any two directors. Special meetings shall be called by the Secretary on the written request of any two directors. Two days written or telephonic notice of special meetings need be given.

     Section G. President's Attendance at Meetings. The President of the Corporation shall receive two days written or telephonic notice of regular or special meetings and shall have the right to attend all meeting of the Board of Directors (other than those meetings related to his appointment, replacement, performance, compensation or other matters that in the determination of the Board of Directors are matters the consideration of which is generally in publicly-held companies made without management being present), but shall not have the right to vote thereat, and the failure of the President to receive such notice or attend, for any reason, shall not affect the validity of any meeting of the Board of Directors, the existence of a quorum, or any action taken at such meeting.

     Section H. Quorum. Except as may be otherwise specifically provided by law or these By-Laws, at all meetings of the Board of Directors, the presence of two or more Jordan Directors and two or more Summit Directors shall constitute a quorum for the transaction of business. Subject to the provisions of Section Q of this Article III, the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section I. Organization. The Chairman of the Board, if elected, shall act as chairman at all meetings of the Board of Directors. If a Chairman of the Board is not elected or, if elected, is not present, a Director chosen by a majority of the Directors present, shall act as chairman at meetings of the Board of Directors.

     Section J. Executive Committee. The Board of Directors, by resolution adopted by a majority of each of the Jordan Directors and the Summit Directors, may designate one or more Directors to constitute an Executive Committee, to serve as such, unless the resolution designating the Executive Committee is sooner amended or rescinded by a majority of each of the Jordan Directors and the Summit Directors, until the next annual meeting of the Board or until their respective successors are designated. A majority of each of the Jordan Directors and the Summit Directors, may also designate additional Directors as alternate members of the Executive Committee to serve as members of the Executive Committee in the place and stead of any regular member or members thereof who may be unable to attend a meeting or otherwise unavailable to act as a member of the Executive Committee. In the absence or disqualification of a member and all alternate members who may serve in the place and stead of such member, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another Director to act at the meeting in the place of any such absent or disqualified member.

     Except as expressly limited by the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the resolution adopted by a majority of each of the Jordan Directors and the Summit Directors, the Executive Committee shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation between the meetings of the Board of Directors. The Executive Committee shall keep a record of its acts and proceedings, which shall form a part of the records of the Corporation in the custody of the Secretary, and all actions of the Executive Committee shall be reported to the Board of Directors at the next meeting of the Board.

     Meetings of the Executive Committee may be called at any time by the President or any two of its members so long as at least one of each of these members is a Jordan Director and a Summit Director. Two days written or telephonic notice of meetings need be given. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business, provided that, a majority of the Jordan Directors and a majority of the Summit Directors, also must be present for a quorum to be constituted, and, except as expressly limited by this section, the act of a majority of the members present at any meeting at which there is a quorum shall be the act of the Executive Committee. Except as expressly provided in this Section, the Executive Committee shall fix its own rules of procedure.

     Section K. Other Committees. The Board of Directors, by resolution adopted by a majority of each of the Jordan Directors and the Summit Directors, may designate one or more other committees, each such committee to consist of one or more Directors. Except as expressly limited by the General Corporation Law of the State of Delaware or the Certificate of Incorporation, any such committee shall have and may exercise such powers as the Board of Directors may determine and specify in the resolution designating such committee. The Board of Directors, by resolution adopted by a majority of each of the Jordan Directors and the Summit Directors, also may designate one or more additional Directors as alternate members of any such committee to replace any absent or disqualified member at any meeting of the committee, and at any time may change the membership of any committee or amend or rescind the resolution designating the committee. In the absence or disqualification of a member or alternate member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another Director to act at the meeting in the place of any such absent or disqualified member, provided that the Director so appointed meets any qualifications stated in the resolution designating the committee. Each committee shall keep a record of proceedings and report the same to the Board of Directors to such extent and in such form as the Board of Directors may require. Unless otherwise provided in the resolution designating a committee, a majority of all of the members of any such committee may select its Chairman, fix its rules or procedure, fix the time and place of its meetings and specify what notice of meetings, if any, shall be given.

     Section L. Action without Meeting. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

     Section M. Attendance by Telephone. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, members of the Board of Directors, or of any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

     Section N. Compensation. Directors may be paid such compensation for their services and such reimbursement for expenses of attendance at meetings of the Board of Directors or any committee of the Board of Directors as the Board of Directors may from time to time determine. No such payment shall preclude any director from serving the Corporation or any of its parent or Subsidiary corporations or any of its Stockholders in any other capacity and receiving compensation for such service.

     Section O. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the Stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of
Directors, a committee thereof or the Stockholders; provided, that the Certificate of Incorporation, these By-Laws, the Stockholders Agreement, dated as of August 16, 1995, by and among the Corporation and the Corporation's Stockholders, (as amended to date the, "Stockholders Agreement"), the Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among the Corporation and the parties listed on the signature pages thereto (as amended to date, the "Jordan Investors Subscription Agreement"), the Advisor Subscription Agreement, dated August 16, 1995, by and among the Corporation and the parties listed on the signature pages thereto (as amended to date, the "Advisor Subscription Agreement"), the Management Subscription Agreement, dated August 16, 1995, by and among the Corporation and the parties listed on the signature pages thereto (as amended to date, the "Management Subscription Agreement"), the Pledge Agreements, dated as of August 16, 1995, executed by the Management Investors (as defined in the Stockholders Agreement) pursuant to the Management Subscription Agreement, the Note Agreement, dated August 16, 1995, by and between the Corporation and the parties listed on the signature pages thereto (as amended to date, the "Note Agreement"), the Securities Purchase Agreement, dated as of August 16, 1995, executed by the Corporation in favor of the Purchasers (as defined therein), the Second Amended and Restated Credit
Agreement dated as of August 16, 1995, among Jackson Products, Inc., the Corporation, the Lenders named therein and Heller Financial, Inc. as Agent (as amended to date, the "Credit Agreement"), the Management Consulting Agreement, dated as of August 16, 1995, by and among TJC Management Corporation and the Corporation (the "TJC Management Agreement"), the Intercompany Management Consulting Agreement, dated as of August 16, 1995, by and among the Corporation and Flex-O-Lite, Inc., the Tax Sharing Agreement, dated August 16, 1995, by and among the Corporation and Flex-O-Lite, Inc., the Agreement and Plan of Merger, dated August 14, 1995, by and among the Corporation and the other parties listed on the signature pages thereto, the Assignment of Proceeds and Security Agreement, dated as of February __, 2001 and the Stock Purchase Agreement, dated as of December 29, 2000 and the agreements, instruments and transactions contemplated thereby, shall not be voidable, and shall be deemed to have satisfied each of the conditions listed in clauses (i), (ii) and (iii) above, and be duly authorized by the Corporation. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

     Section P. Removal. Any one or more or all of the directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors; provided that (i) the Jordan Directors, or any one of them, may be removed, with or without cause, solely by the Jordan Majority and (ii) the Summit Directors, or any one of them, may only be removed, with or without cause, solely by the Summit Majority.

     Section Q. Certain Actions. The Board of Directors shall not approve any resolution to do any of the following, or authorize the officers of the Corporation to take any of the following actions, unless approved by a majority of the Jordan Directors and a majority of the Summit Directors:

          (i) recommend the dissolution of the Corporation or any Subsidiary, cause the Corporation or any Subsidiary to make any filing for a voluntary bankruptcy (or acquiesce in any filing of an involuntary bankruptcy) or to appoint a receiver, or make an assignment for the benefit of creditors or take any similar action;

          (ii)  cause  or  effect  any  other  change  to  the   Certificate  of
     Incorporation or By-Laws or the organization documents or by-laws of any Subsidiary;

          (iii) increase the Board of Directors of the Corporation to more than seven members;

          (iv) recommend the merger or consolidation of the Corporation or any Subsidiary with or into, or the sale of all or substantially all of the assets or outstanding capital stock of the Corporation or any Subsidiary;

          (v) authorize or approve (A) the issuance of any additional equity securities or the sale of any equity securities by the Corporation or any Subsidiary (including the issuance of any securities pursuant to a public offering) or options, warrants, rights, contracts, commitments, understandings or arrangements by which the Corporation or any Subsidiary either may be bound to issue any, or to sell any, additional securities or options to purchase securities of the Corporation or any Subsidiary or grant profits interests, stock appreciation rights or other similar rights, except for stock purchases pursuant to any options or other rights granted prior to the amendment and restatement of these By-Laws, (B) the Corporation's issuance of any indebtedness outside the ordinary course of business or the amendment of or replacement of the credit facilities under the Credit Agreement or the Indenture, except as otherwise approved by the Stockholders of the Corporation, (C) the execution by the Corporation of any capital lease outside the ordinary course of business, or (D) except as otherwise approved by the Stockholders of the Corporation, the Corporation or any Subsidiary entering into or modifying any provision of any material agreement providing that it shall be a default if the Jordan Investors or Jordan Parties do not the have the right to appoint a certain number or percentage of the members of the Board of Directors of the Corporation;

          (vi) authorize or approve the Corporation's or any Subsidiary's entry into any transactions with any affiliate of the Corporation or any Stockholder (except for transactions otherwise permitted under Article III, Section O);

          (vii) other than as may be required by the Financial Accounting Standards Board, authorize or approve any change in accounting policies or methodologies of the Corporation or any Subsidiary;

          (viii) authorize or approve any change in the Corporation's fiscal year;

          (ix) declare, cause to be declared, issue, or cause to be issued, any dividends or distributions by the Corporation, whether payable in stock, cash or other property;

          (x) authorize or approve the acquisition by the Corporation or any subsidiary of any capital stock or equity interests in the Corporation held by any person, except for obligations of Corporation to employees in effect as of the date of the amendment and restatement of these By-laws;

          (xi) authorize or approve the acquisition by the Corporation or any Subsidiary of the capital stock or equity interests in any person or all or substantially all of the assets of any person;

          (xii)  guarantee  any  obligation  of  any  person,   other  than  the
     obligations of any Subsidiary;

          (xiii) authorize or approve (A) the termination or dismissal of KPMG Peat Marwick LLP as the principal accounting firm of the Corporation and its subsidiaries, (B) the termination or dismissal of any of the Corporation's advisors, including accounting, financial, insurance, legal or tax advisors employed in connection with any transaction or matter outside the ordinary course of business;

          (xiv) authorize or approve any change in the compensation (including any base compensation, other cash compensation, compensation in the form of equities or other benefits) of the President of the Corporation or any Subsidiary;

          (xv) approve (A) the annual capital expenditure budget of the Corporation and its subsidiaries or (B) authorize any capital expenditure by the Corporation or its subsidiaries in an amount greater than the amount set forth on such annual capital expenditure budget; or

          (xvi) authorize or approve the employment, engagement, resignation, termination or any other removal of the President of the Corporation.

IV. OFFICERS

     Section A. Enumeration. The officers of the Corporation shall be chosen by the Board of Directors and shall include a Chairman of the Board, Chief Executive Officer, President, a Secretary and a Chief Financial Officer. The Board of Directors may also elect one or more Vice Chairmen, one or more Senior or other Vice Presidents, one or more Assistant Secretaries and Assistant Chief Financial Officers and such other officers and agents as it shall deem appropriate. Any number of offices may be held by the same person. The officers of the Corporation need not be Stockholders of the Corporation nor, except in the case of the Chairmen of the Board of Directors, need such officers be directors of the Corporation.

     Section B. Term of Office. The officers of the Corporation shall be elected at the annual meeting of the Board of Directors and shall hold office until their successors are elected and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors. Any vacancy occurring in any office of the Corporation required by this Article shall be filled by the Board of Directors, and any vacancy in any other office may be filled by the Board of Directors. Each successor shall hold office for the unexpired term of his predecessor and until his successor is elected and qualified, or until his earlier death, resignation or removal.

     Section C. Chairman of the Board. The Chairman of the Board, when elected, shall have general supervision, direction and control of the business and affairs of the Corporation, subject to the control of the Board of Directors, shall preside at meetings of Stockholders and shall have such other functions, authority and duties as customarily appertain to the Chairman of the Board of a business corporation or as may be prescribed by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors shall also perform such other duties and exercise such other powers as from time to time may be assigned to him by these By-Laws or the Board of Directors.

     Section D. President. The President shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the Stockholders and the Board of Directors. If there be no Chairman of the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

     Section E. Vice President. At the request of the President or in his absence or in the event of his inability or refusal to act, the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

     Section F. Secretary. The Secretary shall keep a record of all proceedings of the Stockholders of the Corporation and of the Board of Directors, and shall perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice, if any, of all meetings of the Stockholders and shall perform such other duties as may be prescribed by the Board of Directors, the Chairman of the Board or the President. The Secretary shall have custody of the corporate seal of the Corporation and the Secretary, or in the absence of the Secretary any Assistant Secretary, shall have authority to affix the same to any instrument requiring it, and when so affixed it may be attested by the signature of the Secretary or an Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest such affixing of the seal. The Secretary shall also keep a register of the post office address of each Stockholder which shall be furnished to the Secretary by such Stockholder, sign with the President or Vice President, certificates for shares of the Corporation, the issuance of which shall be authorized by resolution of the Board of Directors, and have general charge of the stock transfer books of the Corporation.

     Section G. Assistant Secretary. The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the Secretary or in the event of the Secretary's inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties as may from time to time be prescribed by the Board of Directors, the Chairman of the Board, the President or the Secretary.

     Section H. Chief Financial Officer. The Chief Financial Officer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Chief Financial Officer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, the President and the Board of Directors, at its regular meetings or when the Board of Directors so requires, an account of all transactions as Chief Financial Officer and of the financial condition of the Corporation. The Chief Financial Officer shall perform such other duties as may from time to time be prescribed by the Board of Directors, the Chairman of the Board or the President.

     Section I. Assistant Chief Financial Officer. The Assistant Chief Financial Officer, or if there shall be more than one, the Assistant Chief Financial Officers in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the Chief Financial Officer or in the event of the Chief Financial Officer's inability or refusal to act, perform the duties and exercise the powers of the Chief Financial Officer and shall perform such other duties and have such other powers as may from time to time be prescribed by the Board of Directors, the Chairman of the Board, the President or the Chief Financial Officer.

     Section J. Controller. The Board of Directors may elect a Controller who shall be responsible for all accounting and auditing functions of the Corporation and who shall perform such other duties as may from time to time be required of him by the Board of Directors.

     Section K. Other Officers. The President or Board of Directors may appoint other officers and agents for any Group, Division or Department into which this Corporation may be divided by the Board of Directors, with titles as the President or Board of Directors may from time to time deem appropriate. All such officers and agents shall receive such compensation, have such tenure and exercise such authority as the President or Board of Directors may specify. All appointments made by the President hereunder and all the terms and conditions thereof must be reported to the Board of Directors.

     In no case shall an officer or agent of any one Group, Division or Department have authority to bind another Group, Division or Department of the Corporation or to bind the Corporation except as to the business and affairs of the Group, Division or Department of which he or she is an officer or agent.

     Section L. Salaries. The salaries of the elected officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

     Section M. Voting Securities Held by the Corporation. Unless otherwise provided by the Board of Directors, powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incidental to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors, may, by resolution, from time to time confer like powers upon any other person or persons.

V. CERTIFICATES OF STOCK

     Section A. Form. The shares of the Corporation shall be represented by certificates. Certificates of stock in the Corporation, if any, shall be signed by or in the name of the Corporation by the Chairman of the Board or the President or a Vice President and by the Chief Financial Officer or an Assistant Chief Financial Officer or the Secretary or an Assistant Secretary of the Corporation. Where a certificate is countersigned by a transfer agent, other than the Corporation or an employee of the Corporation, or by a registrar, the signatures of the Chairman of the Board, the President or a Vice President and the Chief Financial Officer or an Assistant Chief Financial Officer or the Secretary or an Assistant Secretary may be facsimiles. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, the certificate may be issued by the Corporation with the same effect as if such officer, transfer agent or registrar were such officer, transfer agent or registrar at the date of its issue.

     Section B. Transfer. Except as otherwise established by rules or regulations adopted by the Board of Directors, upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate of stock or uncertificated shares in place of any certificate therefor issued by the Corporation to the person entitled thereto, cancel the old certificate and record the transaction on its books.

     Section C. Replacement. In case of the loss, destruction or theft of a certificate for any stock of the Corporation, a new certificate of stock or uncertificated shares in place of any certificate therefor issued by the Corporation may be issued upon satisfactory proof of such loss, destruction or theft and upon such terms as the Board of Directors may prescribe. The Board of Directors may in its discretion require the owner of the lost, destroyed or stolen certificate, or his legal representative, to give the Corporation a bond, in such sum and in such form and with such surety or sureties as it may direct, to indemnify the Corporation against any claim that may be made against it with respect to a certificate alleged to have been lost, destroyed or stolen.

     Section D. Record Date. In order that the Corporation may determine the Stockholders entitled to notice of or to vote at any meeting of Stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of Stockholders of record entitled to notice of or to vote at a meeting of Stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     If no record date is fixed, the record date for determining Stockholders entitled to notice of or to vote at a meeting of Stockholders shall be at the close of business on the day before the day on which notice is given, or, if notice is waived, at the close of business on the day before the day on which the meeting is held. The record date for determining Stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed. The record date for determining Stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating to such purpose.

     Section E. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law. The Corporation shall not be required to register any transfer of shares made in violation of any agreement among a Stockholder or investor in the Corporation and the Corporation, or recognize as a holder of any such shares any transferee in such a violative transaction.

VI. INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section A. Power to Indemnify in Actions, Suits or Proceedings Other Than Those by or in the Right of the Corporation. Subject to Section D of this
Article VI, the Corporation shall indemnify to the fullest extent permitted by applicable law, now or hereafter in effect, any director or officer of the Corporation, and may, upon the act of the Board of Directors, indemnify to the fullest extent permitted by applicable law, now or hereafter in effect, any other person whom it shall have the power to indemnify, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was acting in his official capacity as a director, officer, employee or agent of the Corporation, as the case may be, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including attorneys' fees and expenses and court costs), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; provided, however, the Corporation shall be required to indemnify an officer or director in connection with any actions, suits or proceedings initiated by such person only if (i) such action, suit or proceeding was authorized by the Board of Directors and (ii) the indemnification does not relate to any liability arising under Section 16(b) of the Securities Exchange Act of 1934, as amended, or any rules or regulations promulgated thereunder. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     Section B. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section D of this Article VI, the Corporation shall indemnify to the fullest extent permitted by applicable law, now or hereafter in effect, any director or officer of the Corporation, and may, upon the act of the Board of Directors, indemnify to the fullest extent permitted by applicable law, now or hereafter in effect, any other person whom it shall have the power to indemnify, who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was acting in his official capacity as a director, officer, employee or agent of the Corporation, as the case may be, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees and expenses and court costs) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable in the performance of his duty to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

     Section C. Indemnification for Expenses. To the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections A and B of this Article VI, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees and expenses and court costs) actually and reasonably incurred by him in connection therewith.

     Section D. Determination of Board of Directors to Indemnify. Any indemnification under Sections A and B of this Article VI (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections A and B of this Article VI. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the Stockholders.

     Section E. Good Faith Defined. For purposes of any determination under Section D of this Article VI, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section D shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director or executive officer. The provisions of this Section D shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Section A or B of this Article VI, as the case may be.

     Section F. Payment of Expenses in Advance of Final Disposition. Expenses incurred in defending a civil or criminal action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the manner provided in Section D of this Article VI upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation under this article.

     Section G. Indemnification With Regard to Employment Matters. The Corporation shall indemnify any director or officer of the Corporation and may, upon the act of the Board of Directors, indemnify any other person whom it shall have power to indemnify under applicable law (as in effect from time to time), who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, or financial obligation, whether civil, criminal, administrative or investigative, (i) arising under the Employee Retirement Income Security Act of 1974 or regulations promulgated thereunder, or under any other law or regulation of the United States or any agency or instrumentality thereof or law or regulation of any state or political subdivision or any agency or instrumentality of either, or under the common law of any of the foregoing, against expenses (including attorneys' fees and expenses and court costs), judgments, fines, penalties, taxes and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding by reason of the fact that he is or was a fiduciary, disqualified person or party in interest with respect to an employee benefit plan covering employees of the Corporation or of a Subsidiary corporation, or is or was serving in any other capacity with respect to such plan, or has or had any obligations or duties with respect to such plan by reason of such laws or regulations, provided that such person was or is a director, officer, employee or agent of the Corporation, (ii) in connection with any matter arising under federal, state or local revenue or taxation laws or regulations, against expenses (including attorneys' fees), judgments, fines, penalties, taxes, amounts paid in settlement and amounts paid as penalties or fines necessary to contest the imposition of such penalties or fines, actually and reasonably incurred by him in connection with such action, suit or proceeding by reason of the fact that he is or was acting in his official capacity as the director, officer, employee or agent of the Corporation, as the case may be, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise and had responsibility for or participated in activities relating to compliance with such revenue or taxation laws and regulations; provided, however, that such person did not act dishonestly or in willful or reckless violation of the provisions of the law or regulation under which such suit or proceeding arises or (iii) in connection with and to the extent of any liability, cost or expense that any director or officer has incurred as a personal obligor for any obligation of the Corporation. Unless the Board of Directors determines that under the circumstances then existing, it is probable that such director, officer, employee or agent will not be entitled to be indemnified by the Corporation under this section, expenses incurred in defending such suit or proceeding, including the amount of any penalties or fines necessary to be paid to contest the imposition of such penalties or fines, shall be paid by the Corporation in advance of the final disposition of such suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation under this section.

     Section H. Indemnification Not Exclusive. The indemnification and advancement of expenses provided by, and granted pursuant to, this Article VI shall not be deemed exclusive of any other rights to which those indemnified or advanced expenses may be entitled under the Certificate of Incorporation, any by-law, agreement, vote of Stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a director or officer who has ceased to be a director or officer agent and shall inure to the benefit of the heirs, executors and administrators of the director or officer, and may, upon such act of the Board of Directors, continue as to such other persons and inure to the benefit of the heirs, executors and administrators of such other persons. It is the policy of the Corporation that indemnification of the persons specified in Sections A and B of this Article VI shall be to the fullest extent permitted by law. The provisions of this Article VI shall not be deemed to preclude the indemnification of any person who is not specified in Section A or B of this Article VI but whom the Corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of Delaware.

     Section I. Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section D of this Article VI, and notwithstanding the absence of any determination thereunder, any director or executive officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections A and B of this Article VI. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or executive officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Section A or B of this Article VI, as the case may be. Neither a contrary determination in the specific case under Section D of this Article VI nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or executive officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section I shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or executive officer seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

     Section J. Purchase of Insurance by the Corporation. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not he would be entitled to indemnity against such liability under the provisions of this
Article VI.

     Section K. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VI shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or executive officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section L. Limitation on Indemnification. Notwithstanding anything contained in this Article V to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section I hereof), the Corporation shall not be obligated to indemnify any director or executive officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

VII. GENERAL PROVISIONS

     Section A. Fiscal Year The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

     Section B. Corporate Seal. The corporate seal shall be in such form as may be approved from time to time by the Board of Directors. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

     Section C. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or Stockholder, such notice may be given by mail, addressed to such director, member of a committee or Stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

     Section D. Waiver of Notice. Whenever any notice is required to be given under law or the provisions of the Certificate of Incorporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.

     Section E. Resignations. Any director or any officer, whenever elected or appointed, may resign at any time by serving written notice of such resignation on the President or the Secretary, and such resignation shall be deemed to be effective as of the close of business on the date said notice is received by the President or Secretary. No formal action shall be required of the Board of Directors or the Stockholders to make any such resignation effective. Except as the Board of Directors may otherwise determine, no officer who resigns or is removed shall have any right to any compensation as an officer for any period following his resignation or removal, or any right to damages on account of such removal, whether his compensation be by the month or by the year or otherwise, unless such compensation is expressly provided in a duly authorized written agreement with the Corporation.

     Section F. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

VIII. AMENDMENTS

     In accordance with Article III (Q)(ii) hereof, these By-Laws may be altered, amended or repealed or new By-Laws may be adopted by the Board of Directors. The fact that the power to amend, alter, repeal or adopt the By-Laws has been conferred upon the Board of Directors shall not divest the Stockholders of the same powers.

IX. SUBJECT TO CERTIFICATE OF INCORPORATION

     These By-Laws and the provisions hereof are subject to the terms and conditions of the Certificate of Incorporation of the Corporation (including any certificates of designations filed thereunder), and in the event of any conflict between these By-Laws and the Certificate of Incorporation, the Certificate of Incorporation shall control.

X. REQUIRED SALE

     Section A. On or after January 31, 2005, either of (x) a Jordan Majority or
(y) a Summit Majority (each a "Designating Majority") may at any time, initiate the sale of the Corporation and its Subsidiaries as the sale of all the Stock of the Corporation, a merger of the Corporation or its Subsidiaries or a sale of all the assets of the Corporation and the Subsidiaries in one or a series of related transactions (a "Sale") in accordance with the provisions contained in this Article X by delivery of a sale notice (the "Sale Notice") to the other Stockholders.

     Section B. Within 15 calendar days of delivery of the Sale Notice the Designating Majority shall select a nationally recognized investment banking firm (the "Selected Investment Bank") to consummate the Sale, and as soon as practicable thereafter, the Corporation shall execute such commercially reasonable agreements reasonably required by the Selected Investment Bank authorizing it to conduct the Sale; provided, that the Designating Majority and their Affiliates shall receive no consideration from the Sale except the consideration arising from the sale realized by the Designating Majority and its Affiliates in their capacities as Stockholders and one-half of any amounts due and owing under the TJC Management Agreement.

     Section C. As soon as practicable thereafter, the Selected Investment Bank shall prepare an offering memorandum or circular or such other documentation as may reasonably be required to conduct the Sale (the "Sale Documents"). The Corporation and the Stockholders agree to provide the Selected Investment Bank with any and all records, documents and other information reasonably requested by the Selected Investment Bank in connection with the Sale and preparation of the Sale Documents.

     Section D. As soon as practicable after the preparation of the Sale Documents, the Selected Investment Bank shall deliver them to potential purchasers and upon receipt of proposals from potential purchasers, a majority of the Jordan Directors and a majority of the Summit Directors shall select the purchaser.

     Section E. Upon completion of negotiations by designees of a majority of the Jordan Directors and a majority of the Summit Directors of a letter of intent or similar documents for the Sale (or if the Sale is going to be consummated in more than one transaction, upon completion of each letter of intent or similar document for such a transaction) containing pricing terms and proposed transaction structure, a majority of the Jordan Directors and a majority of the Summit Directors shall, if the transaction involves a sale or transaction by the Corporation, deliver a notice to the Board of Directors, which notice shall contain a copy of the letter of intent or similar document, and the Stockholders authorized to appoint members to the Board of Directors shall cause the members designated by them to approve the transaction. Upon negotiation of definitive terms of the Sale, a majority of the Jordan Directors and a majority of the Summit Directors shall provide to the Stockholders a summary of the definitive terms or a copy of the definitive documentation and notify the Stockholders of a date of a meeting to approve the transaction. If a Designating Majority structures the Sale as a sale of the Stock of the Corporation and the Sale is conducted as described above, then each other Stockholder shall be required to transfer to the purchaser all of its shares of Stock and shall be required to represent and warrant as to (i) the ownership of its Stock that is to be transferred, free and clear of all liens, claims and encumbrances, (ii) its power and authority to effect such transfer and (iii) such matters pertaining to compliance with securities laws as the proposed transferee may reasonably require. Each Stockholder shall take such other actions as may be reasonably required and otherwise cooperate in good faith in connection with consummating any transfer in accordance with this Article X Section E. No Stockholder shall have any dissenter's or appraisal rights with respect to Stock required to be sold in any transaction described in this
Article X, Section E.

     Section F. The closing of the Sale shall be consummated as soon as practicable. Such closing shall occur at the head office of the Corporation unless otherwise agreed, and, at such closing, the Stockholders agree to take all necessary and appropriate actions (including making customary warranties and representations) to consummate the Sale. No Stockholder (other than Management Investors) shall receive any consideration from the Sale except for the pro rata purchase price attributable to the number of shares of Stock owned at the closing by such Stockholder or any amounts due and owing under the TJC Management Agreement and any amounts repaid in respect of ordinary course indebtedness owed to such Stockholder.

XI. MISCELLANEOUS DEFINITIONS

     "Affiliate" shall mean with respect to any Person, (a) any Person which directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person, or (b) any Person who is a director or executive officer (i) of such Person, (ii) of any Subsidiary of such Person, or (iii) of any Person described in clause (a) above, or with respect to any Stockholder, the Corporation; provided, that any Affiliate of a corporation shall be deemed an Affiliate of such corporation's Stockholders. For purposes of this definition, "control" of a Person shall mean the power, direct or indirect, (i) to vote or direct the voting of more than 50% of the outstanding shares of voting stock of such Person, or (ii) to direct or cause the direction of the management and policies of such Person, whether by contract or otherwise. Notwithstanding the foregoing to the contrary, (i) the Principals and their respective Affiliates shall not be deemed to be Affiliates of the Corporation, and (ii) none of Jefferies & Company, Inc., any of the Institutional Investors nor any of their respective Affiliates shall be deemed to be Affiliates of the Corporation.

     "Class A Common Stock" shall mean the Class A Common Stock, par value $0.01 per share, of the Corporation

     "Class B Common Stock" shall mean the Class B Common Stock, par value $0.01 per share, of the Corporation.

     "Class C Common Stock" shall mean the Class C Common Stock, par value $0.01 per share, of the Corporation.

     "Common Stock" shall mean the Class A Common Stock, the Class B Common Stock and the Class C Common Stock.

     "Designating Majority" shall have the meaning given to such term in Article X, Section A.

     "Institutional Investors" shall mean Massachusetts Mutual Life Insurance Company, MassMutual Participation Investors, MassMutual Corporate Value Partners Limited, Mass Mutual Corporate Investors, the Northwestern Mutual Life Insurance Company and JZEP.

     "Jordan Directors" shall mean the directors designated by the Jordan Majority.

     "Jordan Investors" shall mean Leucadia Investors, Inc., John W. Jordan, II Revocable Trust, David W. Zalaznick, Jonathan F. Boucher, John R. Lowden, Adam
E. Max, John M. Camp, III, John M. Camp, III Profit Sharing Plan DTD 1/1/88, A. Richard Caputo, Jr., James E. Jordan, Jr. Profit, Sharing Plan and Trust, Paul
R. Rodzevik, Safety Partners, L.P., JZ Equity Partners PLC and the signatories to the Jordan Investor Subscription Agreement, and any Permitted Transferee of any of them who becomes a Stockholder in accordance with the terms of the Stockholders Agreement.

     "Jordan Investor Subscription Agreement" shall mean the Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among the Corporation and the Jordan Investors.

     "Jordan Majority" means the owners of the majority of the shares of Class A Common Stock owned by the Jordan Investors.

     "Jordan Party" shall mean The Jordan Company and its Affiliates and, in addition:

          (a) with respect to The Jordan Company, each general partner, each limited partner, and employee thereof or any Affiliate thereof;

          (b) any 50% (or more) owned Subsidiary of any one (or jointly of more than one of any) Person specified in clause (a); and

          (c) the spouse or any immediate family member of any Person specified in clause (a) or any trust solely for the benefit of any such Person or the spouse or any immediate family member of such Person.

          Notwithstanding the foregoing, the Corporation and any Subsidiary of the Corporation shall not be Jordan Parties.

     "JZEP" shall mean JZ Equity Partners PLC, an investment trust organized under the laws of the United Kingdom and Wales and its nominees.

     "Management Investors" shall mean any officer or managerial employee of the Company or any of its Subsidiaries who hereafter acquires any shares of Class C Common Stock from the Company in accordance with the Management Subscription Agreement or other subscription agreement presented by the Corporation to any officer or managerial employee of the Corporation and the Stockholders Agreement (including execution of a counterpart to the Stockholders Agreement), and any Permitted Transferee of any such Persons who becomes a Stockholder in accordance with the Stockholders Agreement (including execution of a counterpart to the Stockholders Agreement).

     "Management Stockholders" shall mean the management signatories to the Management Subscription Agreement, dated as of August 16, 1995, by and among the Corporation and the other parties signatory thereto or other subscription agreement presented by the Corporation to an officer or managerial employee of the Corporation and their Permitted Transferees.

     "Option Agreement" shall mean each of the Stock Option Agreements in the form attached as Exhibit 1 to the 1995 Jackson Management Stock Option Plan, dated as of August 16, 1995, between each of the Management Stockholders and the Corporation or such other stock option agreements as may be hereafter adopted from time to time by the Board of Directors.

     "Option Plan" shall mean the 1995 Jackson Management Stock Option Plan, as adopted by the Board of Directors, and as may be amended from time to time or such other stock option plans as may be hereafter adopted by the Board of Directors.

     "Options" shall mean options to acquire shares of Common Stock issued from time to time to management of the Corporation pursuant to an Option Plan and Option Agreements.

     "Option Shares" shall mean shares of Common Stock issuable upon exercise of the Options.

     "Permitted Transferee" shall mean with respect to any Stockholder (a) the Corporation, any Summit Investor, or any Jordan Investor and (b) those Persons to whom transfers of Common Stock and preferred stock are permitted to be made by such Stockholder as follows:

          (A) (i) From the Jordan Investors to any Jordan Party that is not a Jordan Investor, (ii) from any of the Jordan Investors or any Jordan Party to any of the other Jordan Investors, (iii) from any Jordan Investor or any Jordan Party to any trust solely for such Jordan Investor's or such Jordan Party's benefit or the benefit of such Jordan Investor's or such Jordan Party's spouse or children (as the case may be), or (iv) from any of the Jordan Investors or any Jordan Party to any corporation, partnership or other entity that is controlled by and whose owners or beneficiaries are Jordan Investors or Jordan Parties or the spouse or immediate family member of a Jordan Investor or a trust created solely for the benefit of a Jordan Investor, Jordan Party or the spouse or immediate family member of a Jordan Investor or Jordan Party; provided, that with respect to clause (iii) such Jordan Investor or such Jordan Party acts as trustee and retains the sole power to direct the voting and disposition of such shares; and provided, further, that in the case referred to in clauses (i), (iii) and (iv), each such Person including any such entity shall execute a counterpart of and become a party to the Stockholders Agreement and shall agree in a writing in form and substance satisfactory to the Corporation to be bound and becomes bound by the terms of the Stockholders Agreement.

          (B) From any Management Investor to any trust solely for such Management Investor's benefit or the benefit of such Management Investor's spouse or children, provided, that, in each case referred to above, such Management Investor acts as trustee and retains the sole power to direct the voting and disposition of such shares; and provided, further that each such Person including any such trust shall execute a counterpart of and become a party to the Stockholders Agreement and shall agree in a writing in form and substance satisfactory to the Corporation to be bound and becomes bound by the terms of the Stockholders Agreement as a Stockholder.

          (C) From any Management Investor or Permitted Transferee of a Management Investor to the Company pursuant to Section 8 of the Management Subscription Agreement

          (D) (i) From any Summit Investor to any Summit Party that is not a Summit Investor, (ii) from any of the Summit Investors or any Summit Party to any of the other Summit Investors, (iii) from any Summit Investor or any Summit Party to any trust solely for such Summit Investor's or such Summit Party's benefit or the benefit of such Summit Investor's or such Summit Party's spouse or children (as the case may be), or (iv) from any of the Summit Investors or any Summit Party to any corporation, partnership or other entity that is a partner or Stockholder in a Summit Investor or that is controlled by and whose owners or beneficiaries are Summit Investors or Summit Parties, the spouse or immediate family member of a Summit Investor or a trust created solely for the benefit of a Summit Investor, Summit Party or the spouse or immediate family member of a Summit Investor or Summit Party; provided, that with respect to clause (iii) such Summit Investor or such Summit Party acts as trustee and retains the sole power to direct the voting and disposition of such shares; and provided, further, that in the case referred to in clauses (i), (iii) and (iv), each such Person including any such entity shall execute a counterpart of and become a party to the Stockholders Agreement and shall agree in a writing in form and substance satisfactory to the Corporation to be bound and becomes bound by the terms of the Stockholders Agreement.

          (E) Pursuant to a Public Offering.

          (F) From any Institutional Investor to any Person, provided that, unless such transfer is pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, the shares shall bear restrictive legends

     "Person"   shall  mean  an  individual  or  a   corporation,   association,
partnership, joint venture, organization, business, trust, or any other entity or organization, including a government or any subdivision or agency thereof.

     "Principals" shall mean The Jordan Company and its Affiliates, principals, partners and employees, family members of any of the foregoing and trusts for the benefit of any of the foregoing, including, without limitation, Leucadia National Corporation and its Subsidiaries. Notwithstanding the foregoing, JZEP shall not be deemed to be a Principal or Affiliate of a Principal.

     "Public Offering" shall mean a bona fide underwritten public offering and sale of equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933, as amended.

     "Sale" shall have the meaning given to such in Article X, Section A.

     "Sale Documents" shall have the meaning given to such term in Article X, Section C.

     "Sale Notice" shall have the meaning give to such term in Article X, Section A.

     "Selected  Investment  Bank"  shall have the  meaning  give to such term in
Article X, Section B.

     "Stock" shall mean the Common Stock and the Option Shares.

     "Stockholder" shall mean any of the Jordan Investors, the Summit Investors, the Management Investors and the Institutional Investors, and any Permitted Transferee of any such Person who becomes a party to or bound by the provisions of the Stockholders Agreement in accordance with its terms.

     "Stockholders Agreement" shall mean the Stockholders Agreement, dated as of February 2, 2001, by and among the Corporation and the Stockholders party thereto.

     "Subsidiary" shall mean as to any Person, a corporation or other entity of which the outstanding shares of stock or other ownership interests having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors of such corporation or management committee or similar board of such other entity (or otherwise to direct the management of such corporation or entity) are at the time owned, directly or indirectly through one or more intermediaries, or both, by such Person.

     "Summit Directors" shall mean the directors designated by the Summit Majority.

     "Summit Investors" shall mean Summit Capital II, LP, Summit Capital Parallel II, LP, and such other Summit Investors as may be designated by SCG Acquisition LLC prior to February 1, 2001; provided, however, that any such other Summit Investors shall (i) not be an Adverse Party under the terms of the Stockholders Agreement and (ii) make the representations and warranties set forth in Article 4 of the Stock Purchase Agreement, dated as of December 29, 2000, by and between, SCG Acquisition LLC, the Corporation and the other parties signatory thereto and any Permitted Transferee of it who becomes a Stockholder in accordance with the terms of the Stockholders Agreement.

     "Summit Majority" shall mean the owners of a majority of the shares of Class A Common Stock owned by the Summit Investors.

     "Summit Party" shall mean Summit Capital GP LLC and its Affiliates and, in addition:

          (a) with respect to Summit Capital GP LLC, each general partner, each limited partner and employee or any Affiliate thereof;

          (b) any 50% (or more) owned Subsidiary of any one (or jointly of more than one of any) Person specified in clause (a); and

          (c) the spouse or any immediate family member of any Person specified in clause (a) or any trust solely for the benefit of any such Person or the spouse or any immediate family member of such Person.

          Notwithstanding the foregoing, the Corporation and any Subsidiary of the Corporation shall not be Summit Parties.

Exhibit 4.7
================================================================================



                             STOCKHOLDERS AGREEMENT


                                       for


                             Jackson Products, Inc.



                                February 2, 2001






================================================================================

                                                                       Page

ARTICLE I Certain Definitions............................................2

     Section 1.1 Definitions.............................................2

     Section 1.2 Terminology.............................................8

ARTICLE II Management....................................................8

     Section 2.1 Registration of Common Stock............................8

     Section 2.2 No Conflict with Agreement..............................8

ARTICLE III Corporate Governance.........................................8

     Section 3.1 Board of Directors......................................8

     Section 3.2 Vacancies...............................................10

     Section 3.3 Covenant to Vote........................................10

     Section 3.4 No Voting Obligation of Institutional Investors.........11

     Section 3.5 Termination of Governance and Forced Sale Provisions....11

ARTICLE IV Transfers of Stock............................................11

     Section 4.1 Restrictions on Transfer................................11

     Section 4.2 Exceptions to Restrictions..............................13

     Section 4.3 Endorsement of Certificates.............................13

     Section 4.4 Improper Transfer.......................................14

ARTICLE V Rights of First Offer; New Securities; Tag Along Sales.........14

     Section 5.1 Transfers by a Stockholder..............................14

     Section 5.2 Transfer of Offered Shares to Third Parties.............16

     Section 5.3 Purchase of Offered Shares..............................16

     Section 5.4 Waiting Period with Respect to Subsequent Transfers.....16

     Section 5.5 Right of First Refusal for New Securities...............17

     Section  5.6  Legally  Binding  Obligation;  Power  of  Attorney;
          Personal Rights................................................18

     Section 5.7 Right to Join in Sale...................................18

     Section 5.8 Forced Sale.............................................18

     Section 5.9 Sale of the Company.....................................20

ARTICLE VI Registration Rights...........................................20

     Section 6.1 Demand Registrations....................................20

     Section 6.2 Piggyback Registrations.................................21

     Section 6.3 Registration Procedures.................................23

     Section 6.4 Indemnification.........................................26

     Section 6.5 Contribution............................................28

     Section 6.6 Rule 144 and 144A.......................................29

     Section 6.7 Registration Expenses...................................29

     Section 6.8 Other Provisions Regarding Registration Rights..........29

ARTICLE VII Termination..................................................29

     Section 7.1 Certain Terminations....................................29

ARTICLE VIII Miscellaneous...............................................30

     Section 8.1 Other Covenants.........................................30

     Section 8.2 Financial Information; List of Stockholders.............30

     Section 8.3 Successors and Assigns..................................30

     Section 8.4 Amendment and Modification; Waiver of Compliance;
         Conflicts.......................................................31

     Section 8.5 Notices.................................................31

     Section 8.6 Entire Agreement........................................31

     Section 8.7 Inspection..............................................32

     Section 8.8 Headings................................................32

     Section 8.9 Recapitalizations, Exchanges, Etc., Affecting the Common
         Stock; New Issuances............................................32

     Section 8.10  Ratification  of Prior Acts of Board of Directors of
         Company; Right Negotiate........................................32

     Section 8.11 LITIGATION.............................................32

     Section 8.12 No Strict Construction.................................32

     Section 8.13 Counterparts...........................................32

     Section 8.14 Termination of Previous Stockholder Agreements.........32

     Section 8.15 Affiliate Transactions.................................34

     Section 8.16 Stockholder Consents...................................34

     Section 8.17 Acknowledgment.........................................34

                                    SCHEDULES

     Schedule I........Jordan Investors

     Schedule II.......Summit Investors



                                    EXHIBITS

     Exhibit A.........Stockholder Schedule

     Exhibit B.........Amended and Restated By-Laws

     Exhibit C.........Third Amended and Restated Certificate of Incorporation

     Exhibit D.........Directors Indemnification Agreement

                             STOCKHOLDERS AGREEMENT

     THIS STOCKHOLDERS AGREEMENT, dated as of February 2, 2001, (this "Agreement") is by and among JACKSON PRODUCTS, INC., a Delaware corporation (the "Company"), JZ EQUITY PARTNERS PLC, an investment trust organized under the laws of the United Kingdom and Wales ("JZEP"), MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY, MASSMUTUAL PARTICIPATION INVESTORS, MASSMUTUAL CORPORATE VALUE PARTNERS LIMITED, MASS MUTUAL CORPORATE INVESTORS and THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY (collectively with JZEP, the "Institutional Investors") and SAFETY PARTNERS, L.P. ("Safety Partners"), the JORDAN INVESTORS (as hereinafter defined) that are signatories hereto, the SUMMIT INVESTORS (as hereinafter defined) that are signatories hereto and the management Stockholders referred to in the signature pages hereto (the "Management Stockholders").

                              W I T N E S S E T H:

     WHEREAS, on the date hereof, the Company is authorized by its Certificate of Incorporation to issue an aggregate of 162,000 shares of capital stock, consisting of (i) 100,000 shares of Class A Common Stock, par value $0.01 per share ("Class A Common Stock"); (ii) 45,000 shares of Class B Common Stock, par value $0.01 per share ("Class B Common Stock"); (iii) 15,000 shares of Class C Common Stock, par value $0.01 per share ("Class C Common Stock") (the Class A Common Stock, Class B Common Stock and Class C Common Stock being hereinafter sometimes referred to as the "Common Stock"); (iv) 2,000 shares of Serial Preferred Stock (the "Preferred Stock" and, collectively with the Common Stock, the "Stock"); and each of the classes of Stock has the respective voting powers, designations, preferences and relative, participating, optional and other special rights and the qualifications, limitations and restrictions set forth with respect thereto in such Certificate of Incorporation; and

     WHEREAS, as of the date hereof and after giving effect to the transactions contemplated hereby, the Stockholders will beneficially own the shares of Stock as set forth in the Stockholder Schedule attached as Exhibit A hereto ("Stockholder Schedule"); and

     WHEREAS, the Summit Investors have entered into the Stock Purchase Agreement, dated as of December 29, 2000, by and among the parties therein, as amended by the First Amendment to Stock Purchase Agreement, dated as of February 1, 2001 (as amended, the "Stock Purchase Agreement"), pursuant to which the Summit Investors have purchased shares of Class A Common Stock and Class B Common Stock; and

     WHEREAS, the Company entered into the Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among the Company and the Jordan Investors (the "Jordan Investor Subscription Agreement"), pursuant to which the Jordan Investors purchased shares of Class A Common Stock; and

     WHEREAS, the Company entered into the Management Subscription Agreement, dated as of August 16, 1995, by and among the Company and certain Management Investors, pursuant to which certain Management Investors purchased shares of Class C Common Stock and entered into the Amended and Restated Management Subscription Agreement, dated as of February 2, 2001, by and among the Company and certain Management Investors, pursuant to which certain Management Investors purchased shares of Class C Common Stock (collectively, the "Management Subscription Agreement"); and

     WHEREAS, the Company entered into the Securities Purchase Agreement, dated as of August 16, 1995, by and among the Company and the Institutional Investors (the "Securities Purchase Agreement"), pursuant to which the Institutional Investors purchased shares of Class A Common Stock, and warrants exercisable for shares of Class A Common Stock; and

     WHEREAS, the Company entered into the Advisor Subscription Agreement, dated as of August 16, 1995, between the Company and Safety Partners, (the "Advisor Subscription Agreement") pursuant to which Safety Partners purchased shares of Class A Common Stock; and

     WHEREAS, the Company has entered into the Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998, as amended by an Amendment Agreement No. 1 dated as of June 19, 1998 and an Amendment Agreement No. 2 dated as of May 17, 1999 (the "Credit Agreement"), by and among the Company, the Lenders parties thereto and BankBoston, N.A., as Agent and Mercantile Bank National Association, as Co-Agent; and

     WHEREAS, the parties hereto deem it in their best interests and in the best interests of the Company to set forth their respective rights and obligations in connection with their investment in the Company; and

     WHEREAS, the parties hereto also desire to restrict the sale, assignment, transfer, encumbrance or other disposition of certain shares of capital stock of the Company, including issued and outstanding shares of Common Stock, and to provide for certain rights and obligations in respect thereto as hereinafter provided;

     NOW,   THEREFORE,   in   consideration   of  the  mutual   agreements   and
understandings set forth herein, the parties hereto hereby agree as follows:

                                    ARTICLE I

                               Certain Definitions

     Section  1.1.......Definitions.  As used in this  Agreement,  the following terms shall have the following respective meanings:

     "Accountants" shall have the meaning designated in Section 8.2(a).

     "Adverse Party" shall have the meaning specified in Section 4.1(c).

     "Advisor Subscription Agreement" shall have the meaning specified in the Preamble.

     "Affiliate" shall mean with respect to any Person, (a) any Person which directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person, or (b) any Person who is a director or executive officer (i) of such Person, (ii) of any Subsidiary of such Person, or (iii) of any Person described in clause (a) above, or with respect to any Stockholder, the Company; provided, that any Affiliate of a corporation shall be deemed an Affiliate of such corporation's stockholders. For purposes of this definition, "control" of a Person shall mean the power, direct or indirect, (i) to vote or direct the voting of more than 50% of the outstanding shares of Voting Stock of such Person, or (ii) to direct or cause the direction of the management and policies of such Person, whether by contract or otherwise. Notwithstanding the foregoing to the contrary, (i) the Principals and their respective Affiliate shall be deemed to be Affiliates of the Company and (ii) none of Jefferies & Company, Inc., any of the Institutional Investors nor any of their respective Affiliates shall be deemed to be Affiliates of the Company; provided, that solely for purposes of Section 8.16 hereof, this clause
(ii) shall not apply to JZEP.

     "Affiliate Transaction" shall have the meaning specified in Section 8.16.

     "Agreement" shall mean this Agreement as in effect on the date hereof and as hereafter from time to time amended, modified or supplemented in accordance with the terms hereof.

     "Board of Directors" shall mean the Board of Directors of the Company, as duly constituted in accordance with this Agreement, or any committee thereof duly constituted in accordance with this Agreement, the By-Laws and applicable law and duly authorized to make the relevant determination or take the relevant action. To the extent that the Board of Directors is required under this Agreement to authorize or approve, or make a determination in respect of a transaction between the Company, on the one hand, and a Stockholder or a Stockholder's Affiliates, on the other hand, the Board of Directors shall be deemed to exclude such Stockholder, any of its Affiliates, and any of the directors, officers, employees, agents or representatives of such Stockholder and/or its Affiliates, who are members of the Board of Directors.

     "By-Laws" shall mean the Amended and Restated By-Laws of the Company, as amended and in effect on the date hereof, in the form of Exhibit B hereto, and as hereafter further amended or restated in accordance with the terms hereof and pursuant to applicable Law.

     "Certificate of Incorporation" shall mean the Third Amended and Restated Certificate of Incorporation of the Company, in the form of Exhibit C hereto and as hereafter from time to time amended, restated, modified or supplemented in accordance with the terms hereof and pursuant to applicable Law.

     "Class A Common Stock" shall mean the Class A Common Stock, par value $0.01 per share, of the Company.

     "Class B Common Stock" shall mean the Class B Common Stock, par value $0.01 per share, of the Company.

     "Class C Common Stock" shall mean the Class C Common Stock, par value $0.01 per share, of the Company.

     "Closing Date" shall mean the date on which the sale of Stock contemplated by the Stock Purchase Agreement is consummated.

     "Commission" shall mean the Securities and Exchange Commission and any successor commission or agency having similar powers.

     "Common Stock" shall mean the Class A Common Stock, the Class B Common Stock and the Class C Common Stock.

     "Credit Agreement" shall have the meaning specified in the Preamble.

     "Designating Majority" shall have the meaning set forth in Section 5.8(a).

     "Disposing Stockholder" shall have the meaning specified in Section 5.7(a).

     "Electing Stockholders" shall have the meaning specified in Section 5.1(c).

     "Election Notice" shall have the meaning specified in Section 5.5(b).

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar Federal statute then in effect, and a reference to a particular section thereof shall include a reference to the comparable section, if any, of such similar Federal statute.

     "FASB" shall mean the Financial Accounting Standards Board.

     "Final Election Notice" shall have the meaning specified in Section 5.5(c).

     "Final Notice" shall have the meaning specified in Section 5.1(c).

     "Final Notice of Exercise" shall have the meaning specified in Section 5.1(c).

     "First Offer Period" shall have the meaning specified in Section 5.1(b).

     "First Offer Price" shall have the meaning specified in Section 5.1(a).

     "GAAP" shall mean the generally accepted accounting principles in the United States of America in effect from time to time, applied on a consistent basis both as to classification of items and amounts.

     "Governmental Authority" means the United States and any state, county, city or other political subdivision, agency, department, council, commission, board, court or other judicial, administrative, regulatory, legislative or other instrumentality.

     "Holder" shall mean a holder of Registrable Securities.

     "Indebtedness" shall mean with respect to any Person any obligation of such Person for borrowed money, but in any event shall include (i) any obligation incurred for all or any part of the purchase price of property or other assets or for the cost of property or other assets constructed or of improvements thereto, other than accounts payable included in current liabilities and incurred in respect of property purchased in the ordinary course of business,
(ii) the face amount of all letters of credit issued for the account of such Person and all drafts drawn thereunder, without duplication, (iii) obligations (whether or not such Person has assumed or become liable for the payment of such obligation) secured by liens, (iv) capitalized leases, and (v) all guarantees by such Person of the obligations of any other Person; provided, that the term "capitalized lease" as used herein is as defined in the Credit Agreement as in effect on the date hereof.

     "Indenture" shall mean the Indenture, dated as of April 22, 1998, executed by the Company, its Subsidiaries and Jackson Acquisition, Inc. in favor of State Street Bank and Trust Company.

     "Initial Public Offering" shall mean the public offer and sale of Common Stock of the Company, pursuant to the initial registration thereof under the Securities Act.

     "Institutional Investors" shall mean the parties as so defined in the first paragraph of this Agreement and any transferee of any of them who becomes a party in accordance with the terms hereof.

     "Jordan Directors" shall have the meaning specified in Section 3.1(a)(i).

     "Jordan Investors" shall mean the Persons listed on the Schedule I hereto including the signatories to the Jordan Investor Subscription Agreement and Safety Partners, and any Permitted Transferee of any of them who becomes a Stockholder in accordance with the terms hereof.

     "Jordan Investor Subscription Agreement" shall have the meaning specified in the Preamble.

     "Jordan Majority" means the owners of the majority of the shares of Class A Common Stock owned by the Jordan Investors.

     "Jordan Party" shall mean The Jordan Company LLC and its Affiliates and, in addition:

          (a) with respect to The Jordan Company LLC, each general partner, each limited partner and employee thereof or any Affiliate thereof;

          (b) any 50% (or more) owned Subsidiary of any one (or jointly of more than one of any) Person specified in clause (a); and

          (c) the spouse or any immediate family member of any Person specified in clause (a) or any trust solely for the benefit of any such Person or the spouse or any immediate family member of such Person.

          Notwithstanding the foregoing, the Company and any Subsidiary of the Company shall not be Jordan Parties.

     "JZEP" shall mean JZ Equity Partners PLC, an investment trust organized under the laws of the United Kingdom and Wales and its nominees.

     "Law"  means  any  statute,  law,  code,   regulation,   rule,  injunction,
ordinance, writ, judgment, order, determination, decree, ruling, charge, or other restriction of any applicable Governmental Authority.

     "Management Agreement" shall mean the TJC Management Consulting Agreement, dated as of August 16, 1995, by and among TJC Management Corporation and the Company, as such agreement may from time to time hereafter be amended, modified or supplemented in accordance with the terms hereof and thereof, including as a result of the Assignment of Proceeds and Security Agreement, dated as of the date hereof, between TJC Management Corporation and Summit Capital Group LLC.

     "Management Investors" shall mean any officer or managerial employee of the Company or any of its Subsidiaries who hereafter acquires any shares of Class C Common Stock from the Company in accordance with the Management Subscription Agreement or other subscription agreement presented by the Company to an officer or managerial employee of the Company and this Agreement (including execution of a counterpart to this Agreement), and any Permitted Transferee of any such Persons who becomes a Stockholder in accordance with the terms hereof (including execution of a counterpart to this Agreement).

     "Management Stockholders" shall mean the management signatories to the Management Subscription Agreement, or other subscription agreement presented by the Company to an officer or managerial employee of the Company and their Permitted Transferees.

     "Management Subscription Agreement" shall have the meaning specified in the Preamble.

     "Managing Underwriter" shall have the meaning specified in Section 6.1(f).

     "Notice of Exercise" shall have the meaning specified in Section 5.1(b).

     "Notice of Intention" shall have the meaning specified in Section 5.1(a).

     "Offer Period" shall have the meaning specified in Section 5.5(b).

     "Offered Securities" shall have the meaning specified in Section 5.1(a).

     "Option Agreement" shall mean, as the case may be, (i) each of the Stock Option Agreements in the form attached as Exhibit 1 to the 1995 Jackson Management Stock Option Plan, between each of the Management Stockholders and the Company, (ii) each of the Stock Option Agreements in the form attached as
Exhibit 1 to the 2001 Jackson Non-Qualified Stock Option Plan, between each of the Management Stockholders and the Company, or (iii) such other stock option agreements as may be hereafter adopted from time to time by the Board of Directors.

     "Option Plan" shall mean, as the case may be, (i) the 1995 Jackson Management Stock Option Plan, as adopted by the Board of Directors, and as may be amended from time to time, (ii) the 2001 Jackson Non-Qualified Stock Option Plan, as adopted by the Board of Directors, and as may be amended from time to time, or (iii) such other stock option plans as may be hereafter adopted by the Board of Directors.

     "Options" shall mean options to acquire shares of Common Stock issued from time to time to management of the Company pursuant to an Option Plan and Option Agreements.

     "Option Shares" shall mean shares of Common Stock issuable upon exercise of the Options.

     "Permitted  Affiliate  Transaction"  shall have the  meaning  specified  in
Section 8.16.

     "Permitted Transferee" shall mean with respect to any Stockholder (i) the Company, any Summit Investor, or any Jordan Investor and (ii) those Persons to whom transfers of Common Stock and Preferred Stock are permitted to be made by such Stockholder pursuant to Section 4.2 (including the trusts referred to in Sections 4.2(a)(i) and (b)).

     "Person"   shall  mean  an  individual  or  a   corporation,   association,
partnership, joint venture, organization, business, trust, or any other entity or organization, including a government or any subdivision or agency thereof.

     "Principals" shall mean The Jordan Company LLC and its Affiliates, principals, partners and employees, family members of any of the foregoing and trusts for the benefit of any of the foregoing, including, without limitation, Leucadia National Corporation and its Subsidiaries. Notwithstanding the foregoing, JZEP shall not be deemed to be a Principal or an Affiliate of a Principal.

     "Proposed Purchaser" shall have the meaning specified in Section 5.7(b).

     "Public Distribution" shall mean a Public Offering of Common Stock, at the conclusion of which the aggregate number of shares of Common Stock that have been sold to the public pursuant to one or more effective registration statements under the Securities Act results in the Company receiving at least $50 million in gross proceeds from such sale.

     "Public Offering" shall mean a bona fide underwritten public offering and sale of equity securities of the Company pursuant to an effective registration statement under the Securities Act.

     "Purchase Offer" shall have the meaning specified in Section 5.7(b).

     "Registrable Securities" shall mean the following:

          (a) all shares of Common Stock now or hereafter acquired or owned of record by the Jordan Investors, Summit or the Institutional Investors;

          (b) all shares of Class B Common Stock which may be issued to a Stockholder who becomes a party hereto and all shares of Class A Common Stock issued or issuable upon the conversion or exchange of outstanding shares of Class B Common Stock in accordance with the applicable provisions of the Certificate of Incorporation or this Agreement; provided, however, that no holder of shares of Class B Common Stock shall have any registration rights hereunder with respect to any shares of Class B Common Stock, but only with respect to shares of Class A Common Stock into which such shares of Class B Common Stock shall be so exchanged or converted in connection with an effective registration and sale under the Securities Act of such shares of Class A Common Stock; and, solely for purposes of Article VI of this Agreement, each holder of shares of Class B Common Stock which are to be converted into shares of Class A Common Stock to be sold in connection with such a registration shall be deemed to be the holder of the shares of Class A Common Stock into which such shares of Class B Common Stock shall be convertible;

          (c) all shares of Class C Common Stock acquired by the Management Investors (including Option Shares), and all shares of Class A Common Stock issued or issuable upon the conversion of outstanding shares of Class C Common Stock in accordance with the applicable provisions of the Certificate of Incorporation; provided, however, that no holder of shares of Class C Common Stock shall have any registration rights hereunder with respect to any shares of Class C Common Stock, but only with respect to shares of Class A Common Stock into which such shares of Class C Common Stock shall be so exchanged or converted in connection with an effective registration and sale under the Securities Act of such shares of Class A Common Stock; and, solely for purposes of Article VI of this Agreement, each holder of shares of Class C Common Stock which are to be converted into shares of Class A Common Stock to be sold in connection with such a registration shall be deemed to be the holder of the shares of Class A Common Stock into which such shares of Class C Common Stock shall be convertible; and

          (d) any shares of capital stock issued or issuable by the Company in respect of any shares of Common Stock referred to in the foregoing clause
     (a), (b) or (c) by way of a stock dividend or stock split or in connection with a combination or subdivision of shares, reclassification, recapitalization, merger, consolidation or other reorganization of the Company.

          As to any particular Registrable Securities that have been issued, such securities shall cease to be Registrable Securities when (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of under such registration statement, (ii) they shall have been distributed to the public pursuant to Rule 144, (iii) they shall have been otherwise transferred or disposed of, and new certificates therefor not bearing a legend restricting further transfer shall have been delivered by the Company, and subsequent transfer or disposition of them shall not require their registration or qualification under the Securities Act or any similar state law then in force, or (iv) they shall have ceased to be outstanding.

     "Registration Expenses" All fees and expenses incident to the performance of or compliance with Article VI hereof, including:

          (a) all registration and filing fees (including (i) fees with respect to filings required to be made with the National Association of Securities Dealers, Inc. ("NASD"), and (ii) fees and expenses of compliance with state securities or Blue Sky laws (including, without limitation, reasonable fees and disbursements of counsel in connection with Blue Sky qualifications of the Registrable Securities);

          (b) printing expenses (including expenses of printing certificates for Registrable Securities in a form eligible for deposit with The Depositary Trust Company ("DTC") and of printing prospectuses if the printing of prospectuses is requested by the managing underwriters, if any);

          (c) reasonable messenger, telephone, duplication, word processing and delivery expenses incurred by the Company in the performance of its obligations hereunder;

          (d) fees and disbursements of counsel for the Company;

          (e) fees and disbursements of all independent certified public accountants (including the expenses of any special audit and "cold comfort" letters required by or incident to such performance);

          (f) fees and expenses of any "qualified independent underwriter" or other independent appraiser participating in an offering pursuant to
     Section 3 of Schedule E to the by-laws of the NASD, but only where the need for such a "qualified independent underwriter" arises due to a relationship with the Company;

          (g) Securities Act liability insurance, if the Company so desires such insurance;

          (h) fees and expenses of all other Persons retained by the Company; internal expenses of the Company (including all salaries and expenses of officers and employees of the Company performing legal or accounting duties); and the expenses of any annual audit;

          (i) rating agency fees and the fees and expenses incurred in connection with the listing of the securities to be registered on any securities exchange; and

          (j) the reasonable fees and disbursements (i) of not more than two counsel (in addition to appropriate local counsel), one each chosen by (A) the Holders of a majority of the Registrable Securities owned by the Institutional Investors to be included in any Registration Statement, and
     (B) the Holders of a majority of the Registrable Securities to be included in any Registration Statement (other than the Institutional Investors) and
     (ii) for other reasonable out-of-pocket expenses of the Holders of Registrable Securities incurred in connection with the registration of the Registrable Securities.

     "Remaining New Securities" shall have the meaning specified in Section 5.5(c).

     "Remaining Offered Securities" shall have the meaning specified in Section 5.1(c).

     "Remaining  Stockholders"  shall  have the  meaning  specified  in  Section
5.5(c).

     "Requesting Holder" shall have the meaning specified in Section 6.5.

     "Safety Partners" shall mean Safety Partners, L.P. and any Permitted Transferee thereof who becomes a Stockholder in accordance with the terms hereof.

     "Sale" shall have the meaning set forth in Section 5.8(a).

     "Sale Documents" shall have the meaning set forth in Section 5.8(c).

     "Sale Notice" shall have the meaning set forth in Section 5.8(a).

     "Second Electing Stockholders" shall have the meaning specified in Section 5.1(c).

     "Second Notice" shall have the meaning specified in Section 5.5(c).

     "Second Offer Period" shall have the meaning specified in Section 5.1(c).

     "Second Period" shall have the meaning specified in Section 5.5(c).

     "Second Remaining Stockholders" shall have the meaning specified in Section 5.5(c).

     "Securities Act" shall mean, as of any date, the Securities Act of 1933, as amended, or any similar federal statute then in effect, and in reference to a particular section thereof shall include a reference to the comparable section, if any, of any such similar federal statute and the rules and regulations thereunder. "Securities Purchase Agreement" shall have the meaning specified in the Preamble.

     "Selected Investment Bank" shall have the meaning set forth in Section 5.8(b).

     "Selling Stockholder" shall have the meaning specified in Section 5.1(a).

     "Stock" shall mean the Common Stock, and the Option Shares and any preferred stock of the Company.

     "Stockholder" shall mean any of the Jordan Investors, the Summit Investors, the Management Investors and the Institutional Investors, and any Permitted Transferee of any such Person who becomes a party to or bound by the provisions of this Agreement in accordance with the terms hereof.

     "Stock Purchase Agreement" shall have the meaning specified in the Preamble.


     "Subsidiary" shall mean as to any Person, a corporation or other entity of which the outstanding shares of stock or other ownership interests having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors of such corporation or management committee or similar board of such other entity (or otherwise to direct the management of such corporation or entity) are at the time owned, directly or indirectly through one or more intermediaries, or both, by such Person.

     "Summit Directors" shall have the meaning specified in Section 3.1(a)(ii).

     "Summit Investors" shall mean the Persons listed on the Schedule II hereto and any Permitted Transferee of any of them who becomes a Stockholder in accordance with the terms hereof.

     "Summit Majority" shall mean the owners of a majority of the shares of Class A Common Stock now owned by the Summit Investors.

     "Summit Party" shall mean Summit Capital Group, LLC and its Affiliates and, in addition:

          (k) with respect to Summit Capital Group, LLC, each general partner, each limited partner and employee or any Affiliate thereof.

          (l) any 50% (or more) owned Subsidiary of any one (or jointly of more than one of any) Person specified in clause (a); and

          (m) the spouse or any immediate family member of any Person specified in clause (a) or any trust solely for the benefit of any such Person or the spouse or any immediate family member of such Person.

          Notwithstanding the foregoing, the Company and any Subsidiary of the Company shall not be Summit Parties.

     "transfer" shall have the meaning given to it in Section 4.1(a).

     "Two-Thirds Majority" shall have the meaning set forth in Section 5.9.

     "Underwritten Offering" shall mean an offering managed by an investment banker or investment bankers.

     "Voting Stock" shall mean capital stock (other than Preferred Stock) of the Company of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of corporate directors (or Persons performing similar functions), including without limitation, the Class A Common Stock and the Class C Common Stock.

     "Voting Stockholder" shall mean a Stockholder who holds Voting Stock or retains, by proxy or otherwise, the power to vote Voting Stock.

     Section 1.2 Terminology. All article, section, subsection, schedule and exhibit references used in this Agreement are to this Agreement unless other specified. All schedules and exhibits attached to this Agreement constitute a part of this Agreement and are incorporated herein. A reference to an agreement or Law means such agreement or Law as from time to time duly amended or supplemented. Unless the context of this Agreement clearly requires otherwise,
(a) the singular shall include the plural and the plural shall include the singular wherever and as often as may be appropriate, (b) the words "includes" or "including" shall mean "including without limitation," (c) the word "or" is not exclusive and (d) the words "hereof," "herein," "hereunder" and similar terms in this Agreement shall refer to this Agreement as a whole and not any particular section or article in which such words appear. References to GAAP herein shall refer to such principles in effect in the United States of America as of the date of the statement to which such phrase refers.

                                   ARTICLE II

                                   Management

     Section 2.1 Registration of Common Stock. In the event of Public Offering of the Company's Common Stock, each Voting Stockholder (other than an Institutional Investor) shall, at a meeting convened for the purpose of amending the Certificate of Incorporation, vote to increase or decrease the number of authorized shares of Class A Common Stock and, if necessary, increase the number of issued and outstanding shares of Class A Common Stock, whether by stock split, stock dividend, reverse stock split or otherwise, or change in its par value, as recommended by a majority of the members of the Board of Directors in order to facilitate such Public Offering.

     Section 2.2 No Conflict with Agreement. Each Voting Stockholder (other than the Institutional Investors) shall vote his shares of Voting Stock, and shall take all actions necessary, to ensure that the Certificate of Incorporation and By-Laws do not, at any time, conflict with the provisions of this Agreement.

                                  ARTICLE III

                              Corporate Governance

     Section 3.1 Board of Directors.

          (a) On the Closing Date, and at all times thereafter, the Voting Stockholders (other than the Institutional Investors) shall take all actions necessary to elect, or (if requested by the Summit Majority) to cause the Board of Directors to approve and appoint, the designees described below to be the Chairman of the Board and the other members of the Board of Directors:

               (i) Four individuals designated by the Jordan Majority (the "Jordan Directors"), which Jordan Directors initially shall be Jonathan F. Boucher, John W. Jordan, II, David W. Zalaznick and A. Richard Caputo, Jr.;

               (ii) Three individuals designated by the Summit Majority (the "Summit Directors") one of which shall be the Chairman of the Board, which Summit Directors initially shall be George B. Kelly, as Chairman of the Board of Directors, Gary L. Rosenthal and Gregory L. Elliott;provided, however, upon written notice and demand by a Summit Majority, and if it shall not cause the Company to become in default, or constitute a Change of Control (as defined in the Credit Agreement or the Indenture), under the Credit Agreement or the Indenture (whether as a result of an amendment, waiver, a pre-existing default, acceleration, or maturity, or otherwise), then the Voting Stockholders (other than the Institutional Investors) shall immediately cause the resignation or removal of one of the Jordan Directors and elect or (if requested by the Summit Majority) cause the Board of Directors to approve and appoint, an individual designated by the Summit Directors. At all times thereafter the Jordan Investors shall, pursuant to (A) above, have the right to appoint three members of the Board of Directors and the Summit Majority shall, pursuant to (B) above, have the right to appoint four members of the Board of Directors, one of which shall be the Chairman of the Board of Directors; and provided, further, if at any time a director acts contrary to, or fails to act in accordance, with the terms of this Agreement, the Voting
          Stockholders (other than the Institutional Investors) shall immediately cause the resignation or removal of such director and such vacancy shall be filled pursuant to the terms of Section 3.2 hereof.

               (b) Each Voting Stockholder agrees that representatives of the Summit Majority may, from time to time, meet with one or more of the agents or lenders under the Credit Agreement to seek to obtain a modification or waiver to the requirement under the Credit Agreement (or any other related documents) that some or all of the Jordan Parties must elect a majority of the Board of Directors, and provided that such modification or waiver will not result in out-of-pocket fees and expenses to the Company in excess of $250,000, the Voting Stockholders (other than the Institutional Investors) agree to vote their Stock to authorize, and otherwise cause the Board of Directors to authorize, an amendment to the Credit Agreement modifying or deleting any such requirement, and the Voting Stockholders and the Company agree that in connection with such modifications or waivers, the Company will pay all such fees charged by, and make any changes to the Credit Agreement or related documents required by, the lenders under the Credit Agreement in connection therewith.

               (c) Each Voting Stockholder agrees that it will not vote its Stock in favor of any resolution for the following unless approved by the Board of Directors pursuant to the By-Laws:

                    (i) recommend the dissolution of the Company or any Subsidiary, cause the Company or any Subsidiary to make any filing for a voluntary bankruptcy (or acquiesce in any filing of an involuntary bankruptcy) or to appoint a receiver, or make an assignment for the benefit of creditors or take any similar action;

                    (ii) cause or effect any change to the Certificate of Incorporation or By-Laws or the organization documents or by-laws of any Subsidiary;

                    (iii) increase the Board of Directors of the Company to more than seven members;

                    (iv) recommend the merger or consolidation of the Company or any Subsidiary with or into, or the sale of all or substantially all of the assets or outstanding capital stock of the Company or any Subsidiary to any Person;

                    (v) authorize or approve (A) the issuance of any  additional equity securities or the sale of any equity securities by the Company or any Subsidiary (including the issuance of any securities pursuant to a Public Offering) or options, warrants, rights, contracts, commitments, understandings or arrangements by which the Company or any Subsidiary either may be bound to issue any, or to sell any, additional securities or options to purchase securities of the Company or any Subsidiary or grant profits interests, stock appreciation rights or other similar rights, except for stock purchases pursuant to any Options granted prior to the date hereof, (B) the Company's issuance of any Indebtedness outside the ordinary course of business or the amendment of or replacement of the credit facilities under the Credit Agreement or the Indenture, except as permitted under
               Section 3.1(b), (C) the execution by the Company of any capital lease outside the ordinary course of business, or (D) except for the modification contemplated by Section 3.1(b), the Company or any Subsidiary entering into or modifying any provision of any agreement providing that it shall be a default if the Jordan Investors or Jordan Parties do not the have the right to appoint a certain number or percentage of the members of the Board of Directors of the Company;

                    (vi) authorize or approve the Company's or any  Subsidiary's entry into any transactions with any Affiliate of the Company or any Stockholder (except for Permitted Affiliate Transactions or as permitted under Section 8.16);

                    (vii) other than as may be required  by FASB,  authorize  or approve any change in accounting policies or methodologies of the Company or any Subsidiary;

                    (viii) authorize or approve any change in the Company's fiscal year;

                    (ix) declare,  cause to be declared,  issue,  or cause to be issued, any dividends or distributions by the Company, whether payable in stock, cash or other property;

                    (x) authorize or approve the  acquisition  by the Company or any Subsidiary of any capital stock or equity interests in the Company held by any Person, except as permitted by this Agreement or as the Company is obligated to do so under Section 8 of the Management Subscription Agreement;

                    (xi) authorize or approve the  acquisition by the Company or any Subsidiary of the capital stock or equity interests in any Person or all or substantially all of the assets of any Person;

                    (xii) guarantee any obligation of any Person, other than the obligations of any Subsidiary;

                    (xiii) authorize or approve (A) the termination or dismissal of KPMG Peat Marwick LLP as the principal accounting firm of the Company and its Subsidiaries, (B) the termination or dismissal of any of the Company's advisors, including accounting, financial, insurance, legal or tax advisors employed in connection with any transaction or matter outside the ordinary course of business that have been selected by the Board of Directors in accordance with the By-Laws;

                    (xiv)  authorize  or approve any change in the  compensation
               (including any base compensation, other cash compensation, compensation in the form of equities or other benefits) of the president of the Company or any Subsidiary;

                    (xv) approve (A) the annual  capital  expenditure  budget of the Company and its Subsidiaries or (B) authorize any capital expenditure by the Company or its Subsidiaries in an amount greater than the amount set forth on such capital expenditure budget; or

                    (xvi) authorize or approve the employment, engagement, resignation, termination or any other removal of the president of the Company.

     Notwithstanding Section 8.4, this Section 3.1(c) may be amended by a written instrument duly executed by a Summit Majority and a Jordan Majority without the approval of any other Stockholder.

          (d) The Company and each member of the Board of Directors shall execute a Directors Indemnification Agreement substantially in the form of Exhibit D hereto.

     Section 3.2 Vacancies. In the event that a vacancy is created on the Board of Directors at any time by the death, disability, retirement, resignation or removal of any member of the Board of Directors, or for any other reason there shall exist or occur any vacancy on the Board of Directors, the Board of Directors will select a replacement director, and each Voting Stockholder (other than the Institutional Investors) hereby agrees to take such other actions as will result in the election or appointment as a director of an individual designated or elected to fill such vacancy and serve as a director by the Stockholders that had designated or elected (pursuant to Section 3.1(a)) the director whose death, disability, retirement, resignation or removal resulted in such vacancy on the Board of Directors (in the manner set forth in Section 3.1(a)).

     Section 3.3 Covenant to Vote. Each Voting Stockholder (other than the Institutional Investors) hereby agrees to take all actions necessary to call, or cause the Company and the appropriate officers and directors of the Company to call, an annual meeting (and when circumstances so require, a special meeting) of Stockholders of the Company and to vote all shares of Voting Stock owned or held of record by such Voting Stockholder (other than the Institutional Investors) at any such meeting and at any other annual or special meeting of stockholders in favor of, or take all actions by written consent in lieu of any such meeting as may be necessary to cause, the election as members of the Board of Directors of those individuals so designated in accordance with, and to otherwise effect the intent of, this Article III. In addition, each Voting Stockholder (other than an Institutional Investor) agrees to vote the shares of Voting Stock owned by such Stockholder upon any other matter arising under this Agreement submitted to a vote of the Stockholders in such a manner as to implement the terms of this Agreement.

     Section 3.4 No Voting Obligation of Institutional Investors. Notwithstanding anything to the contrary in this Agreement, the Institutional Investors shall be under no obligation under this Agreement with respect to voting their respective shares of Stock.

     Section 3.5 Termination of Governance and Forced Sale Provisions. If the Jordan Investors in the aggregate cease to own at least 20% of the Stock (on a fully-diluted basis) or the Summit Investors in the aggregate cease to own at least 20% of the Stock (on a fully-diluted basis), then (i) their respective rights under Section 3.1(a) and (c) shall terminate and the members of the Board of Directors shall be determined by a majority of the Stockholders in accordance with the By-Laws and (ii) such group ceasing to own at least 20% of the Stock (on a fully-diluted basis) shall no longer have its rights under Section 5.8 hereof and Article X of the By-Laws. Solely for purposes of this Section 3.5, any Stock held by the Institutional Investors shall be considered to be owned by the Jordan Investors.

                                   ARTICLE IV

                               Transfers of Stock

     Section 4.1 Restrictions on Transfer.

          (a) Each Stockholder agrees that such Stockholder will not offer, sell, transfer, assign or otherwise dispose of (or make any exchange, gift, assignment or pledge of) (collectively, for purposes of Articles IV and V hereof only, a "transfer") any Stock except as permitted in this Section 4.1(a). Subject to the restrictions in Section 4.1(b) and (c), a Stockholder may transfer its Stock (i) as provided in Section 4.2; (ii) by a sale, gift or exchange in accordance with Article V (but except as provided in (v), no Stockholder may pledge or hypothecate its Stock); (iii) in an exchange or conversion of Common Stock of one class for Common Stock of another class in accordance with the Certificate of Incorporation; (iv) upon the issuance of Option Shares upon the exercise of an Option or Options; or (v) with regard to any pledge, hypothecation or charge by JZEP or by MassMutual Corporate Value Partners Limited. In addition to the other restrictions noted in this Article IV, each Stockholder agrees that it will not, directly or indirectly, transfer any of its Stock except as permitted under the Securities Act and other applicable securities laws.

          (b) Notwithstanding any provision of this Agreement or otherwise and in addition to the restrictions set forth in Section 4.1(a), unless approved in writing by a Summit Majority, each Jordan Investor (other than Safety Partners) hereby agrees in favor of the Summit Investors (and their Permitted Transferees but no other Stockholder) that it will not transfer any Stock now held or hereafter acquired, except to a Person that qualifies as a "Jordan Affiliate" under the terms of the Credit Agreement, and only if and to the extent such transfer shall not result in a breach of the Credit Agreement, provided, however, nothing in this Section 4.1(b) shall require any Jordan Investor to obtain the approval of the Summit Majority prior to, or prohibit such Jordan Investor from, exercising its right to transfer, any Stock pursuant to Section 5.7 of this Agreement or Article X of the By-Laws. The foregoing shall be binding on the Jordan Investors as of the date hereof, any transferee permitted under this Section 4.1(b), and any Person obtaining by devise, merger, or other operation of law any Stock or other equity interest held by the Jordan Investors.

          (c) Notwithstanding any provision of this Agreement to the contrary, no Stockholder may transfer any Stock to an Adverse Party. An "Adverse Party" shall be any Person that the Summit Majority or the Jordan Majority reasonably determines (acting through the individuals that are Summit Directors or Jordan Directors, respectively, and in such capacity they shall be acting as representatives of the Summit Majority or Jordan Majority, as applicable, and not as members of the Board of Directors) is a Person which competes, directly or indirectly, with the Company or its Subsidiaries.

          (d) Notwithstanding any provision of this Agreement or otherwise, unless approved in writing by a Jordan Majority, each Summit Investor hereby agrees in favor of the Jordan Investors (and their Permitted Transferees but no other Stockholder) that it will not convert any Class B Common Stock now held or hereafter acquired into Class A Common Stock if such conversion would result in a breach of the Credit Agreement or a change of control under the Indenture. The foregoing shall be binding on the Summit Investors as of the date hereof, any Permitted Transferee and any Person obtaining by devise, merger or other operation of law any Stock or other equity interest held by the Summit Investors.

     Section 4.2 Exceptions to Restrictions. The provisions of Section 4.1(a) and Article V shall not apply to any of the following transfers:

          (a) (i) From the Jordan Investors to any Jordan Party that is not a Jordan Investor, (ii) from any of the Jordan Investors or any Jordan Party to any of the other Jordan Investors, (iii) from any Jordan Investor or any Jordan Party to any trust solely for such Jordan Investor's or such Jordan Party's benefit or the benefit of such Jordan Investor's or such Jordan Party's spouse or children (as the case may be), or (iv) from any of the Jordan Investors or any Jordan Party to any Person that is controlled by and whose owners or beneficiaries are, or who has an Affiliate that is, a Jordan Investor or the spouse or immediate family member of a Jordan Investor or a trust created solely for the benefit of a Jordan Investor, Jordan Party or the spouse or immediate family member of a Jordan Investor or Jordan Party; provided, that with respect to clause (iii) such Jordan Investor or such Jordan Party acts as trustee and retains the sole power to direct the voting and disposition of such shares; and provided, further, that in the case referred to in clauses (i), (iii) and (iv), each such Person including any such entity shall execute a counterpart of and become a party to this Agreement and shall agree in a writing in form and substance satisfactory to the Company to be bound and becomes bound by the terms of this Agreement. Notwithstanding the foregoing, the restrictions on transfer set forth in Section 4.1(b) shall apply.

          (b) From any Management Investor to any trust solely for such Management Investor's benefit or the benefit of such Management Investor's spouse or children, provided, that, in each case referred to above, such Management Investor acts as trustee and retains the sole power to direct the voting and disposition of such Stock; and provided, further that each such Person including any such trust shall execute a counterpart of and become a party to this Agreement and shall agree in a writing in form and substance satisfactory to the Company to be bound and becomes bound by the terms of this Agreement as a Stockholder.

          (c) From any Management Investor or Permitted Transferee of a Management Investor to the Company pursuant to Section 8 of the Management Subscription Agreement.

          (d) (i) From any Summit Investor to any Summit Party that is not a Summit Investor, (ii) from any of the Summit Investors or any Summit Party to any of the other Summit Investors, (iii) from any Summit Investor or any Summit Party to any trust solely for such Summit Investor's or such Summit Party's benefit or the benefit of such Summit Investor's or such Summit Party's spouse or children (as the case may be), or (iv) from any of the Summit Investors or any Summit Party to any Person that is, or who has an Affiliate that is, a partner or stockholder in a Summit Investor or that is controlled by and whose owners or beneficiaries are Summit Investors or Summit Parties or the spouse or immediate family member of a Summit Investor or a trust created solely for the benefit of a Summit Investor, Summit Party or the spouse or immediate family member of a Summit Investor or Summit Party; provided, that with respect to clause (iii) such Summit Investor or such Summit Party acts as trustee and retains the sole power to direct the voting and disposition of such shares; and provided, further, that in the case referred to in clauses (i), (iii) and (iv), each such Person including any such entity shall execute a counterpart of and become a party to this Agreement and shall agree in a writing in form and substance satisfactory to the Company to be bound and becomes bound by the terms of this Agreement.

          (e) Pursuant to a Public Offering.

          (f) From any Institutional Investor to any Person, provided that, unless such transfer is pursuant to Rule 144 promulgated under the Securities Act (or any successor provision), the provisions of Section 4.3(a) and the first sentence of Section 4.3(b) shall apply to such transfers.

     Section 4.3 Endorsement of Certificates.

          (a) Upon the execution of this Agreement, in addition to any other legend which the Company may deem advisable under the Securities Act and certain state securities laws, all certificates representing shares of issued and outstanding Common Stock and Preferred Stock shall be endorsed at all times prior to any Public Offering of such shares as follows:

          THIS CERTIFICATE IS SUBJECT TO, AND IS TRANSFERABLE ONLY UPON COMPLIANCE WITH, THE PROVISIONS OF A STOCKHOLDERS AGREEMENT, DATED FEBRUARY 2, 2001, AMONG THE COMPANY AND ITS STOCKHOLDERS. REFERENCE ALSO IS MADE TO THE RESTRICTIVE PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND BY-LAWS OF THE CORPORATION. A COPY OF THE ABOVE REFERENCED AGREEMENTS ARE ON FILE AT THE OFFICE OF THE COMPANY AT 2997 CLARKSON ROAD, CHESTERFIELD, MISSOURI 63017. THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT, OR AN EXEMPTION FROM REGISTRATION, UNDER SAID ACT.

          (b) Except as otherwise expressly provided in this Agreement, all certificates representing shares of Stock hereafter issued to or acquired by any of the Stockholders or their successors hereto (including all certificates representing shares of Class A Common Stock hereafter issued upon conversion of shares of Class B or C Common Stock) shall bear the legends set forth above, and the shares of Stock represented by such certificates shall be subject to the applicable provisions of this Agreement. The rights and obligations of each party hereto shall inure to and be binding upon each Permitted Transferee to whom Stock is transferred by any party hereto; provided, however, if any transfer is not permitted under the terms of this Agreement, the obligations, but not the rights of such party, shall inure to and be binding upon such transferee, except for transfers described in Section 4.2(e). Prior to consummation of any transfer, except for transfers described in Section 4.2(e), such party shall cause the transferee to execute an agreement in form and substance reasonably satisfactory to the Company, providing that such transferee shall be bound by the terms of this Agreement. Prompt notice shall be given to the Company by the transferor of any transfer (whether or not to a Permitted Transferee) of any Stock and the Company shall promptly notify the Institutional Investors in writing of such transfer.

     Section 4.4 Improper Transfer. Any attempt to transfer or encumber any shares of Stock not in accordance with this Agreement shall be null and void and neither the Company nor any transfer agent of such securities shall give any effect to such attempted transfer or encumbrance in its stock records.

                                   ARTICLE V

                             Rights of First Offer;
                         New Securities; Tag Along Sales

     Section 5.1 Transfers by a Stockholder.

          (a) Except for sales of securities contemplated by Article X of the By-Laws and Article VI hereof and transfers permitted by Sections 4.1 and 4.2, if at any time any Stockholder shall desire to sell any Stock owned by him or it (such Stockholder desiring to sell shares of such Stock being referred to herein as a "Selling Stockholder"), then such Selling Stockholder shall deliver written notice of its desire to sell such Stock (a "Notice of Intention"), accompanied by a copy of a proposal relating to such sale which shall include the name of the proposed transferee (the "Sale Proposal"), to each of the other Stockholders and to the Company, setting forth such Selling Stockholder's desire to make such sale (which shall be for cash only), the number and class of shares of Stock proposed to be transferred (the "Offered Securities") and the price at which such Selling Stockholder proposes to sell the Offered Securities (the "First Offer Price") and other terms applicable thereto.

          (b) Upon receipt of the Notice of Intention, the Company and the other Stockholders shall then have the right to purchase at the First Offer Price and on the other terms specified in the Sale Proposal all or, subject to
     Section 5.1(e), any portion of the Offered Securities in the following order of priority: (i) if the Selling Stockholder is a Management Investor, the other Management Investors shall have the first right to purchase the Offered Securities pro rata among those Management Investors so electing on the basis of the respective number of shares of Common Stock owned or held as trustee by such Management Investors (or in such other proportions as such Management Investors may agree), then the Company shall have the second right to purchase the Offered Securities, and thereafter, the Jordan Investors, the Summit Investors and the Institutional Investors shall have the right to purchase the Offered Securities pro rata among those of the Institutional Investors, the Summit Investors and the Jordan Investors so electing (or in such other proportion as such Institutional Investors, the Summit Investors and Jordan Investors may agree), and thereafter the other Stockholders shall have the right to purchase the Offered Securities pro rata among the other Stockholders so electing (or in such other proportion as such other Stockholders may agree); (ii) if the Selling Stockholder is a Jordan Investor or JZEP, the other Jordan Investors shall have the first right to purchase the Offered Securities pro rata among those of the Jordan

     Investors so electing (or in such other proportion as such Jordan Investors may agree), and thereafter, the Institutional Investors and the Summit Investors shall have the right to purchase the Offered Securities pro rata among those of the Institutional Investors and the Summit Investors so electing (or in such other proportion as such Institutional Investors and the Summit Investors may agree) and thereafter, the Company shall have the right to purchase the Offered Securities and thereafter, all other Stockholders shall have the right to purchase the Offered Securities pro rata among the other Stockholders so electing to purchase (or in such other percentages as such other Stockholders may agree) (iii) if the Selling Stockholder is a Summit Investor, the other Summit Investors shall have the first right to purchase the Offered Securities pro rata among those of the Summit Investors so electing (or in such other proportion as such Summit Investors may agree) and thereafter, the Institutional Investors and the Jordan Investors shall have the right to purchase the Offered Securities pro rata among those of the Institutional Investors and the Jordan Investors so electing (or in such other proportion as such Institutional Investors and Jordan Investors may agree) and thereafter, the Company shall have the right to purchase the Offered Securities and thereafter, all other Stockholders shall have the right to purchase the Offered Securities pro rata among the other Stockholders so electing to purchase (or in such other percentages as such other Stockholders may agree) and (iv) if the Selling Stockholder is an Institutional Investor (other than JZEP) all other Stockholders shall have the right to purchase the Offered Securities pro rata among the other Stockholders so electing to purchase. The rights of the Stockholders and the Company pursuant to this Section 5.1(b) shall be exercisable by the delivery of notice to the Selling Stockholder (the "Notice of Exercise"), within 30 days from the date of delivery of the Notice of Intention (the "First Offer Period"). The Notice of Exercise shall state the total number of shares of the Offered Securities such Stockholder (or the Company) is willing to purchase without regard to whether or not other Stockholders purchase any shares of the Offered Securities. A copy of such Notice of Exercise shall also be delivered by each Stockholder to the Company and each other Stockholder. Subject to
     Section 5.1(e), the rights of the Stockholders and the Company pursuant to this Section 5.1(b) shall terminate as to a proposed transfer if unexercised 30 days after the date of delivery of the Notice of Intention. The Company's rights to purchase under this Section 5.1(b) may be exercised only in accordance with Section 3.1(c).

          In the event that a Management Investor exercises the Management Investor's right to purchase any or all Offered Securities pursuant to
     Section 5.1(b) or 5.1(c), such purchase will be deemed to be of Class C Common Stock, notwithstanding that the Offered Securities are of a different class of Common Stock. Upon a purchase of Common Stock other than Class C Common Stock, the Management Investor will present the certificates of the Common Stock to the Company and the Company will promptly exchange such certificates for Class C Common Stock, all in order to confirm the foregoing.

          (c) If the Company or the Stockholders do not elect to purchase all or any portion of the Offered Securities within the First Offer Period, the remaining Offered Securities (the "Remaining Offered Securities") shall be automatically offered by the Selling Stockholder, by means of a final written notice ("Final Notice") delivered by the Selling Stockholder. For a period of ten days from the delivery of such Final Notice (the "Second Offer Period") to the Company and the Stockholders, if any, who elected during the First Offer Period to purchase all of the Offered Securities to which they were then entitled (the Company and such Stockholders being the "Electing Stockholders"), together with a statement of the number of shares of the Offered Securities as to which no election has been made, each of such Electing Stockholders shall then be entitled to elect to purchase any amount of such Remaining Offered Securities by delivering of a notice to the Selling Stockholder (the "Final Notice of Exercise"), within the Second Offer Period. If any Stockholder or the Company fails to deliver a Final Notice of Exercise during the Second Offer Period, such Stockholder or the Company, as the case may be, shall waive its rights to participate in the sale of Remaining Offered Securities in accordance with Section 5.1(c). Such Electing Stockholders who offer to purchase such Remaining Offered Securities, are herein defined as "Second Electing Stockholders." The Final Notice of Exercise shall state the total number of shares of the Remaining Offered Securities such Second Electing Stockholder is willing to purchase without regard to whether or not other Electing Stockholders purchase any shares of the Remaining Offered Securities. In the event that such Second Electing Stockholders collectively offer to purchase an amount of shares of the Remaining Offered Securities that is greater than the amount of Remaining Offered Securities being sold, the Remaining Offered Securities shall be sold among the Second Electing Stockholders in proportion to such Second Electing Stockholders' ownership of Stock prior to the First Offer Period (or in such other percentages as such Second Electing Stockholders may agree).

          (d) In the event that the Stockholders or the Company exercise their rights to purchase any or all of the Offered Securities in accordance with
     Section 5.1(b) or (c), then the Selling Stockholder must sell the Offered Securities to such Stockholders (or, as the case may be, the Company) within 30 days from the date of delivery of the Notice of Exercise received by the Selling Stockholder.

          (e) Notwithstanding the foregoing provisions of this Section 5.1, unless the Selling Stockholder shall have consented to the purchase of less than all of the Offered Securities, no Stockholder or Stockholders nor the Company may purchase any Offered Securities hereunder unless all of the Offered Securities are to be so purchased.

          (f) For purposes of this Article V, any Person who has failed to give notice of the election of an option hereunder as to any particular transaction within the specified time period will be deemed to have waived its rights with respect thereto on the day after the last day of such period.

          (g) Each Stockholder (other than the Institutional Investor) in its capacity only as a stockholder (i) agrees and acknowledges that the Company may purchase or acquire Common Stock pursuant to Section 5.1(b) or 5.1(c) hereof, and (ii) approves such purchases and acquisitions, subject to approval by the Board of Directors pursuant to Section 3.1, and waives any objection or claim relating thereto, whether against the Company, the Board of Directors or otherwise.

          (h) If any of the Summit Investors are prohibited by the Credit Agreement, the Indenture or any other agreement binding on the Company from exercising their rights to purchase any or all of the Offered Securities in accordance with Section 5.1(b), the Summit Investors may nominate any Person to exercise such rights or consummate such purchase; provided that such Person is not an Adverse Party.

     Section 5.2 Transfer of Offered Shares to Third Parties. If all notices required to be given pursuant to Section 5.1 have been duly given and the Stockholders and the Company do not exercise their respective options pursuant to Section 5.1(b) and 5.1(c) to purchase all of the Offered Securities at the First Offer Price and the Selling Stockholder does not desire to sell less than all the Offered Securities or if with the consent of the Selling Stockholder, the other Stockholders and the Company purchase less than all of the Offered Securities pursuant to the provisions hereof, then in any such event the Selling Stockholder shall have the right, subject to compliance by the Selling Stockholder with the provisions of Section 4.3(b) hereof, for a period of 120 days from the earlier of (i) the expiration of the option periods pursuant to
Section 5.1 with respect to such Sale Proposal or (ii) the date on which such Selling Stockholder receives notice from the other Stockholders and the Company that they will not exercise in whole or in part the options granted pursuant to
Section 5.1, to sell the Offered Securities to the person identified as the transferee in the Sale Proposal remaining unsold at a price of not less than 95% of the First Offer Price, and on the other terms specified in the Sale Proposal.

     Section 5.3 Purchase of Offered Shares. The consummation of any purchase and sale pursuant to the options granted under Section 5.1 shall take place on such date, not later than 30 days after the expiration of the options periods pursuant to Section 5.1 with respect to such options, as the Selling Stockholder shall select by written notice to the Purchaser given at least ten days prior to the date selected. Prior to the consummation of any sale pursuant to Section 5.1, the Selling Stockholder shall comply with Section 4.3(b) hereof. Upon the consummation of any such purchase and sale, the Selling Stockholder shall deliver certificates evidencing the Offered Securities sold duly endorsed, or accompanied by written instruments of transfer in form satisfactory to the purchaser duly executed by the Selling Stockholder free and clear of any liens, against delivery of the First Offer Price, payable in the manner specified in
Section 5.1(a).

     Section 5.4 Waiting Period with Respect to Subsequent Transfers. In the event that the Stockholders and the Company do not exercise their options to purchase all of the Offered Securities, and the Selling Stockholder shall not have sold the remaining Offered Securities to a third party for any reason before the expiration, as applicable, of the 120-day period described in Section 5.2, then such Selling Stockholder shall not give another Notice of Intention pursuant to Section 5.1 for a period of 90 days after the last day of such 120-day period.

     Section 5.5 Right of First Refusal for New Securities.

          (a) The Company hereby grants to each of the Stockholders a right of first refusal to purchase shares of any New Securities (as defined below) which the Company may, from time to time, propose to issue and sell. Such right of first refusal shall allow each Stockholder to purchase a pro rata portion of any New Securities proposed to be issued, determined with reference to the aggregate number of outstanding shares of Common Stock held by such Stockholder before the proposed issuance of New Securities. Each Stockholder may accept the Company's offer as to the full number of New Securities offered to it or any lesser number, pursuant to the terms of
     Section 5.5(b).

          (b) In the event the Company proposes to undertake an issuance of New Securities, it shall give each Stockholder written notice of its intention, describing the class and number of shares of Common Stock or preferred stock (as the case may be) it intends to issue as New Securities, the purchase price therefor (which shall be payable solely in cash) and the terms upon which the Company proposes to issue the same. Each Stockholder shall have 30 days from the date such notice is given (the "Offer Period") to determine whether to purchase all or any portion of the Stockholder's pro rata share of such New Securities for the purchase price and upon the terms specified in the notice by giving written notice to the Company and stating therein the quantity of New Securities to be purchased (the "Election Notice").

          (c) If any Stockholders do not elect to purchase all or any portion of the New Securities within the Offer Period, the remaining New Securities (the "Remaining New Securities") shall be automatically offered by the Company, by means of a second written notice ("Second Notice") delivered by the Company. For a period of ten days from the delivery of such Second Notice (the "Second Period") to the Stockholders, if any, who elected during the Offer Period to purchase all of the New Securities to which they were then entitled (such Stockholders being the "Remaining Stockholders"), together with a statement of the number of shares of the New Securities as to which no election has been made, each of the Remaining Stockholders shall then be entitled to elect to purchase any amount of any Remaining New Securities proposed to be issued, by delivering of a notice to the Company (the "Final Election Notice"), within the Second Period. If any Stockholder or the Company fails to deliver the Final Election Notice during the Second Period, such Stockholder or the Company, as the case may be, shall be deemed to have waived its rights to participate in the sale of the Remaining New Securities in accordance with this Section 5.5(c). Such Remaining Stockholders who offer to purchase such Remaining New Securities, are herein defined as "Second Remaining Stockholders." The Final Election Notice shall state the total number of shares of the Remaining New Securities such Second Remaining Stockholder is willing to purchase without regard to whether or not other Remaining Stockholders purchase any shares of the Remaining New Securities. In the event that such Second Remaining Stockholders collectively offer to purchase an amount of shares of the Remaining New Securities that is greater than the amount of Remaining New Securities being sold, the Remaining New Securities shall be sold among the Second Remaining Stockholders in proportion, to such Second Remaining Stockholders' ownership of Stock prior to the Offer Period (or in such other percentages as such Second Remaining Stockholders may agree).

          (d) "New Securities" shall mean any authorized but unissued shares, and any treasury shares, of capital stock of the Company and all rights, options or warrants to purchase capital stock, and securities of any type whatsoever that are, or may become, convertible into capital stock;
     provided, however, that the term "New Securities" does not include (i) securities issued upon conversion of shares of Class B Common Stock or Class C Common Stock into Class A Common Stock, in accordance with the Certificate of Incorporation and this Agreement; (ii) securities issued upon conversion of shares of Class A Common Stock to Class B Common Stock or Class C Common Stock; (iii) securities issued by the Company pursuant to the acquisition of another Person by the Company by merger, purchase of all or substantially all of the assets or other reorganization whereby the Company shall become the owner of more than 50% of the voting power of such Person, other than any such securities issued to any Jordan Party, any of the Jordan Investors or any of their Affiliates; (iv) shares of Common Stock issued in connection with any stock split or stock dividend of the Company; (v) capital stock (including warrants, options or other rights to purchase capital stock, or that are convertible into or exchangeable for capital stock of the Company) issued directly in connection with any borrowings or the incurrence of any indebtedness by the Company or its Subsidiaries, other than such indebtedness on borrowings provided by or securities issued to a Jordan Party, Jordan Investor or any of their respective Affiliates; (vi) shares of Class A Common Stock issued pursuant to any Public Distribution; or (vii) Option Shares issuable upon exercise of the Options.

     Section 5.6 Legally Binding Obligation; Power of Attorney; Personal Rights. Subject to Section 5.1(a), making a written offer, giving or failing to give written notice within the stated period, accepting an offer or making a decision or election, in each case as provided in Section 5.1 or 5.2, shall create a legally binding obligation to buy or sell, or an obligation not to buy or sell, as the case may be, the subject Common Stock as provided in such Section 5.1 or 5.2.

     Section 5.7 Right to Join in Sale.

          (a) Anything in this Agreement to the contrary notwithstanding, if any Stockholder or group of Stockholders, (other than the Institutional Investors) proposes to sell, dispose of or otherwise transfer, in a single transaction or a series of transactions during any eighteen-month period (other than transfers pursuant to Section 4.2, transactions pursuant to
     Section 8 of the Management Subscription Agreement or transfers to the Company) 5% or more of the outstanding Common Stock or, if less, in the case of any Stockholder that owns Common Stock on the date hereof, 50% or more of its initial holdings (each a "Disposing Stockholder"), such person or group shall refrain from effecting such transaction or transactions unless, prior to the consummation thereof, each other Stockholder shall have been afforded the opportunity to join in such transaction or transactions on a pro rata basis, as hereinafter provided. For purposes hereof, "group of Stockholders" shall mean (i) any "group" within the meaning of Rule 13d-5 under the Exchange Act, (ii) all Stockholders that are Affiliates of each other, other than by reason of their ownership of stock in the Company, (iii) the Jordan Investors and (iv) any other group of Stockholders acting in concert in connection with the actions contemplated hereby.

          (b) Prior to consummation of any proposed sale, disposition or transfer of shares of Common Stock described in Section 5.7(a), the Disposing Stockholder or Stockholders shall cause the person or group that proposes to acquire such shares (the "Proposed Purchaser") to offer (the "Purchase Offer") in writing to each other Stockholder to purchase shares of Common Stock owned by such Stockholder (regardless of whether the shares of Common Stock proposed to be sold by the Disposing Stockholders are the same class as the shares of Common Stock owned by such Stockholders), such that the number of shares of such Common Stock so offered to be purchased from such Stockholder shall be equal to the product of (i) the total number of shares of such Common Stock then owned by such Stockholder times (ii) a fraction, the numerator of which is the aggregate number of shares of Common Stock proposed to be purchased by the Proposed Purchaser from all Stockholders and the denominator of which is the aggregate number of shares of Common Stock then outstanding. Such purchase shall be made at the highest price per share and on such other terms and conditions as the Proposed Purchaser has offered to purchase shares of Common Stock to be sold by the Disposing Stockholder or Stockholders. Each Stockholder shall have 20 days from the date of receipt of the Purchase Offer to accept such Purchase Offer, and the closing of such purchase shall occur within 30 days after such acceptance or at such other time as such Stockholder and the Proposed Purchaser may agree. The number of shares of Common Stock to be sold to the Proposed Purchaser by the Disposing Stockholder or Stockholders shall be reduced by the aggregate number of shares of Common Stock purchased by the Proposed Purchaser from the other Stockholders pursuant to the provisions of this Section 5.7(b). In the event that a sale or other transfer subject to this Section 5.7 is to be made to a Proposed Purchaser that is not a Stockholder, the Disposing Stockholder shall notify the Proposed Purchaser that the sale or other transfer is subject to this
     Section 5.7 and shall ensure that no sale or other transfer is consummated without the Proposed Purchaser first complying with this Section 5.7. It shall be the responsibility of each Disposing Stockholder to determine whether any transaction to which it is a party is subject to this Section 5.7.

     Section 5.8 Forced Sale.

          (a) On or after January 31, 2005,  either of (x) a Jordan  Majority or
     (y) a Summit Majority (each a "Designating Majority") may at any time, initiate the sale of the Company and its Subsidiaries as the sale of all the Stock of the Company, a merger of the Company or its Subsidiaries or a sale of all the assets of the Company and the Subsidiaries in one or a series of related transactions (a "Sale") in accordance with the provisions contained in this Section 5.8 by delivery of a sale notice (the "Sale Notice") to the other Stockholders.

          (b) Within 15 days of delivery of the Sale Notice, the Designating Majority shall select a nationally recognized investment banking firm (the "Selected Investment Bank") to consummate the Sale, and as soon as practicable thereafter, the Company shall execute such commercially reasonable agreements reasonably required by the Selected Investment Bank authorizing it to conduct the Sale; provided, that the Designating Majority and their Affiliates shall receive no consideration from the Sale except the consideration arising from the sale realized by the Designating Majority and its Affiliates in their capacities as Stockholders and one-half of any amounts due and owing under the Management Agreement.

          (c) As soon as practicable  thereafter,  the Selected  Investment Bank shall prepare an offering memorandum or circular or such other documentation as may reasonably be required to conduct the Sale (the "Sale Documents"). The Company and the Stockholders agree to provide the Selected Investment Bank with any and all records, documents and other information reasonably requested by the Selected Investment Bank in connection with the Sale and preparation of the Sale Documents.

          (d) As soon as practicable after the preparation of the Sale Documents, the Selected Investment Bank shall deliver them to potential purchasers and upon receipt of proposals from potential purchasers, a majority of the Jordan Directors and a majority of the Summit Directors shall select the purchaser.

          (e) Upon completion of negotiations by designees of a majority of the Jordan Directors and a majority of the Summit Directors of a letter of intent or similar documents for the Sale (or if the Sale is going to be consummated in more than one transaction, upon completion of each letter of intent or similar document for such a transaction) containing pricing terms and proposed transaction structure, a majority of the Jordan Directors and a majority of the Summit Directors shall, if the transaction involves a sale or transaction by the Company, deliver a notice to the Board of Directors, which notice shall contain a copy of the letter of intent or similar document, and the Stockholders authorized to appoint members to the Board of Directors shall cause the members designated by them to approve the transaction. Upon negotiation of definitive terms of the Sale, a majority of the Jordan Directors and a majority of the Summit Directors shall provide to the Stockholders a summary of the definitive terms or a copy of the definitive documentation and notify the Stockholders of a date of a meeting to approve the transaction. If a Designating Majority structures the Sale as a sale of the Stock of the Company and the Sale is conducted as described above, then each other Stockholder shall be required to transfer to the purchaser all of its shares of Stock and shall be required to represent and warrant as to (i) the ownership of its Stock that is to be transferred, free and clear of all liens, claims and encumbrances,
     (ii) its power and authority to effect such transfer and (iii) such matters pertaining to compliance with securities laws and such other customary representations and warranties as the proposed transferee may reasonably require; provided, however, that the liability of each Stockholder with respect to breaches of the foregoing representations and warranties shall be several and shall not exceed the net proceeds received by such Stockholder in connection with such Sale. Each Stockholder shall take such other actions as may be reasonably required and otherwise cooperate in good faith in connection with consummating any transfer in accordance with this
     Section 5.8. No Stockholder shall have any dissenter's or appraisal rights with respect to Stock required to be sold in any transaction described in this Section 5.8.

          (f) The closing of the Sale shall be consummated as soon as practicable. Such closing shall occur at the head office of the Company unless otherwise agreed, and, at such closing, the Stockholders agree to take all necessary and appropriate actions (including making the representations and warranties described in Section 5.8(e)) to consummate the Sale. No Stockholder (other than Management Investors) shall receive any consideration from the Sale except for the pro rata purchase price attributable to the number of shares of Stock owned at the closing by such stockholder or any amounts due and owing under the TJC Management Agreement and any amounts repaid in respect of ordinary course indebtedness owed to such Stockholder.

          Section 5.9 Sale of the Company. If at any time the holders of at least 66 2/3% of the outstanding Common Stock (the "Two-Thirds Majority") shall determine to sell or exchange (in a business combination or otherwise) all of their shares of Stock in a bona fide arm's-length transaction to an unaffiliated third party purchaser (which transaction may be accomplished by sale or merger), then, upon the written request of the Two-Thirds Majority, each other Stockholder shall be obligated to, and shall, (a) sell, transfer and deliver or cause to be sold, transferred and delivered to such third party purchaser, all Stock owned by them at the same price per share and on the same terms as are applicable to the Two-Thirds Majority and shall be required to represent and warrant as to
     (i) the ownership of its Stock that is to be transferred, free and clear of all liens, claims and encumbrances, (ii) its power and authority to effect such transfer and (iii) such matters pertaining to compliance with securities laws as the proposed third party purchaser may reasonably require and (b) execute any consents and approvals requested by the Two-Thirds Majority, including shareholder consents required under applicable Law. Each Stockholder shall take such other actions as may be reasonably required and otherwise cooperate in good faith in connection with consummating any transfer in accordance with this Section 5.9. No Stockholder shall have any dissenter's or appraisal rights with respect to Stock required to be sold in any transaction described in this Section 5.9.


                                   ARTICLE VI

                               Registration Rights

     Section 6.1 Demand Registrations.

          (a) At any time and from time to time, the Institutional Investors or the Summit Investors (the party making such request, a "Requesting Stockholder") shall have the right to make a request in writing that the Company effect the registration under the Securities Act of all or part of such Holders' Registrable Securities, specifying in the request the number and type of Registrable Securities to be registered by each such holder and the intended method of disposition thereof (such notice is hereinafter referred to as a "Holder Request"). The number of such requests under this
     Section 6.1 shall not exceed three. Upon receipt of such Holder Request, the Company will promptly give written notice of such requested registration to all other Holders of Registrable Securities, which other Holders shall have the right to include the Registrable Securities held by them in such registration and thereupon the Company will, as expeditiously as possible, use its best efforts to effect the registration under the Securities Act of:

               (i) the Registrable Securities which the Company has been so requested to register by such Requesting Stockholders; and

               (ii) all other Registrable Securities which the Company has been requested to register by any other holder thereof by written request given to the Company within 15 days after the giving of such written notice by the Company (which request shall specify the intended method of disposition of such Registrable Securities), all to the extent necessary to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Registrable Securities so to be registered; provided, however, that the Company shall not be obligated to file a registration statement relating to any Holder Request under this Section 6.1(a):

               (x) unless the Company shall have received requests for such registration with respect to at least 20% of the shares of Common Stock then outstanding with respect to the first Holder Request, and unless the aggregate purchase price of the Registrable Securities to be included in requested registration (determined by reference to the offering price on the cover of the registration statement proposed to be filed) is greater than or equal to $15 million; provided, further, that the Company shall notify all holders of Registrable Securities of the receipt of a Holder Request;

               (y)  within  a  nine-month  period   immediately   following  the
          effective date of a registration previously effected by the Company pursuant to this Section 6.1; and

               (z) if the Company is then diligently proceeding to effect a registration commenced by the Company under Section 6.2 or if the Company within 30 days after receipt of the Holder Request delivers a notice under Section 6.2(a).

               provided, further, however, that the Company may postpone for not more than 90 days, on one occasion only with respect to each request for registration made under this Section 6.1(a), the filing or effectiveness of a registration statement under this Section 6.1(a) if the Company and a majority of the Jordan Investors and Summit Investors agree that such registration could reasonably be expected to have a material adverse effect on any proposal or plan by the Company, including any financing proposal or plan or any proposal or plan to engage in any acquisition of assets (other than in the ordinary course of business) or any merger, consolidation, tender offer of similar transaction then under consideration; provided, that in the event of
          (x), (y) or such postponement, the holders of Registrable Securities initiating the request for such registration will be entitled to withdraw such request, and if such request is withdrawn such registration will not count as one of the permitted registrations under this Section 6.1. In any event, the Company will pay all Registration Expenses in connection with any registration initiated under this Section 6.1.

               (b) If the Company proposes to effect a registration requested pursuant to this Section 6.1 by the filing of a registration statement on Form S-3 (or any similar short-form registration statement), the Company will comply with any request by the Managing Underwriter (as defined in subsection (e), below) to effect such registration on another permitted form if such Managing Underwriter advises the Company that, in its opinion, the use of another form of registration statement is of material importance of such proposed offering.

               (c) A registration requested pursuant to Section 6.1(a) will not be deemed to have been effected unless it has become effective; provided, that if after it has become effective, the offering of Registrable Securities pursuant to such registration is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental agency or court, such registration will be deemed not to have been effected.

               (d) The Company will pay all Registration Expenses in connection with each of the registrations of Registrable Securities effected by it pursuant to this Section 6.1.

               (e) The Requesting Stockholders shall have the right, with the approval of the Company, to select the investment banker (or investment bankers) that shall manage the offering (collectively, the "Managing Underwriter").

               (f) In connection with any offering pursuant to this Section 6.1, the only shares that may be included in such offering are (i) Registrable Securities, and (ii) shares of authorized but unissued Class A Common Stock that the Company elects to include in such offering ("Company Securities").

               (g) If in connection with any Underwritten  Offering  pursuant to this Section 6.1 the Managing Underwriter shall advise the Company that, in its judgment, the number of shares proposed to be included in such offering is such as to materially and adversely affect the success of the offering, then the Company will promptly so advise each Holder of Registrable Securities that has requested registration, and shares shall be excluded from such offering in the following order until the number of shares to be included in such offering has been reduced to a level acceptable to the Managing Underwriter: any Company Securities requested to be registered, if any, shall be excluded until all such Registrable Securities have been excluded; and thereafter the Registrable Securities requested to be registered by the Management Stockholders, if any, shall be excluded pro rata until all such Registrable Securities have been excluded; and thereafter the Registrable Securities requested by any other holders of Registrable Securities to be included in such offering shall be excluded pro rata, based on the respective number of Registrable Securities as to which registration has been so requested by such Persons; provided, that, the registration of any of the Registrable Securities of the Institutional Investors shall count as one of the permitted requests for registration pursuant to this Section 6.1 only if the Institutional Investors making requests are able to register and sell all of the Registrable Securities requested to be included in such registration by such Institutional Investors.

               (h) If any shares of Class A Common Stock requested to be included in a sale pursuant to this Section 6.1 shall not be outstanding but shall be issuable upon conversion of shares of Class B Common Stock which are outstanding, then the holders thereof and the Company shall take all actions necessary in order to convert such shares of Class B Common Stock into, shares of Class A Common Stock in order to effect such sale. If any shares of Class A Common Stock requested to be included in a sale pursuant to this Section 6.1 shall not be outstanding but shall be issuable upon conversion of shares of Class C Common Stock which are outstanding, then the Management Investors and the Company shall take all actions necessary in order to convert such shares of Class C Common Stock into shares of Class A Common Stock in order to effect such sale.

     Section 6.2 Piggyback Registrations.

          (a) If the Company at any time proposes to register any of its equity securities under the Securities Act (other than a registration on Form S-4 or S-8 or any successor forms thereto and other than pursuant to a registration under Section 6.1), whether or not for sale for its own account, on a form and in a manner that would permit registration of Registrable Securities for sale to the public under the Securities Act, it will give prompt written notice to all holders of Registrable Securities of its intention to do so, describing such securities and specifying the form and manner and the other relevant facts involved in such proposed registration (including, without limitation, (x) whether or not such registration will be in connection with an underwritten offering of Registrable Securities and, if so, the identity of the Managing Underwriter and whether such offering will be pursuant to a "best efforts" or "firm commitment" underwriting and (y) the price (net of any underwriting commissions, discounts and the like) at which the Registrable Securities are reasonably expected to be sold). Upon the written request of any such holder delivered to the Company within 30 days after the receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by such holder and the intended method of disposition thereof), the Company will use best efforts to effect the registration under the Securities Act of all of the Registrable Securities that the Company has been so requested to register; provided, however, that:

               (i) If, at any time after giving such written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register such securities, the Company may, at its election, give written notice of such determination to each holder of Registrable Securities who made a request as hereinabove provided and thereupon the Company shall be relieved of its obligation to register any Registrable Securities in connection with such registration (but not from its obligation to pay the Registration Expenses in connection therewith), without prejudice, however, to the rights, of the Institutional Investors to request that such registration be effected as a registration under Section 6.1.

               (ii) If such registration involves an Underwritten Offering, all holders of Registrable Securities requesting to be included in the Company's registration must sell their Registrable Securities to the underwriters selected by the Company on the same terms and conditions as apply to the Company.

               Except as expressly provided herein, no registration effected under this Section 6.2 shall relieve the Company of its obligation to effect registration upon request under Section 6.1.

               (b) The Company shall not be obligated to effect any registration of Registrable Securities under this Section 6.2 incidental to the registration of any of its securities solely in connection with mergers, acquisitions, exchange offers, dividend reinvestment plans or stock option or other employee benefit plans.

               (c) If the Company registers any of its equity securities, it shall use a form (other than Form S-4 or S-8, or any successor form) that would permit holders of Registrable Securities to exercise their rights set forth in this Section 6.2 unless (i) the failure to use another form would create a material disadvantage to the Company or
          (ii) the transaction contemplated by the Company is a transaction for which Form S-4, Form S-8 or any such successor form is specifically applicable.

               (d) The Registration Expenses incurred in connection with each registration of Registrable Securities requested pursuant to this
          Section 6.2 shall be paid by the Company.

               (e) If a registration pursuant to this Section 6.2 involves an Underwritten Offering and the Managing Underwriter advises the issuer that, in its opinion, the number of securities proposed to be included in such registration is such as to materially and adversely affect the success of such offering, then the Company will include in such registration (i) first, the securities the Company proposes to sell,
          (ii) second, the number of Registrable Securities requested by any Stockholders to be included in such registration that, in the opinion of such Managing Underwriter, can be sold, such amount to be allocated among all such Stockholders pro rata on the basis of the respective number of Registrable Securities each such holder has requested to be included in such registration; provided, however, that no securities (other than securities being sold by the Company and Registrable Securities) shall be included in such offering unless and until all Registrable Securities have been included.

               (f) In connection with any Underwritten Offering with respect to which holders of Registrable Securities shall have requested registration pursuant to this Section 6.2, the Company shall have the right to select the Managing Underwriter with respect to the offering; provided, that such Managing Underwriter is reasonably acceptable to the holders of a majority of the Registrable Securities requested to be sold in such Underwritten Offering.

               (g) If any shares of Class A Common Stock requested to be included in a sale pursuant to this Section 6.2 shall not be outstanding but shall be issuable upon conversion of shares of Class B Common Stock which are outstanding, then the Holders thereof and the Company shall take all actions necessary in order to convert such shares of Class B Common Stock into shares of Class A Common Stock in order to effect such sale. If any shares of Class A Common Stock requested to be included in a sale pursuant to this Section 6.2 shall not be outstanding but shall be issuable upon conversion of shares of Class C Common Stock which are outstanding, then the Management Investors and the Company shall take all actions necessary in order to convert such shares of Class C Common Stock into shares of Class A Common Stock in order to effect such sale.

     Section 6.3 Registration Procedures.

          (a) If and whenever the Company is required to effect the registration of any Registrable Securities under the Securities Act as provided in this Agreement, the Company will, as expeditiously as possible:

               (i) Prepare and, in any event within 90 days after the end of the period within which requests for registration may be given to the Company (or, in the event that the Company has postponed a registration statement pursuant to Section 6.1(a), not later than 30 days after the date to which the Company postponed such registration statement), file with the Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statements to become and remain effective; provided, that before filing a registration statement or prospectus or any amendments or supplements thereof, the Company will furnish to (i) the counsel selected by the holders of a majority of the number of shares of Registrable Securities owned by the Institutional Investors and (ii) the counsel selected by holders of a majority of the number of shares of the Registrable Securities to be included in such registration (other than those held by the Institutional Investors), copies of all such documents proposed to be filed.

               (ii)  Prepare  and  file  with  the  Commission  such  amendments
          (including post-effective amendments) and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all equity securities covered by such registration statement until such time as all of such equity securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement.

               (iii) Furnish to each holder of Registrable Securities to be included in such registration, without charge, (A) a copy of the order of the SEC declaring such registration statement and any post-effective amendment thereto effective, (B) such reasonable number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including any documents incorporated therein by reference and all exhibits), (C) such reasonable number of copies of the prospectus included in such registration statement (including such preliminary prospectus and any summary prospectus), in conformity with the requirements of the Securities Act, and (D) such other documents as such seller may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such holder.

               (iv) Use its best efforts to register or qualify such Registrable Securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request, keep each such registration or qualification (or exemption therefrom) effective until such time as all of such equity securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth on such registration statement and do any and all other acts and things that may be reasonably necessary or advisable to enable such seller to consummate the disposition of the Registrable Securities owned by such seller, in such jurisdictions, except that the Company shall not for any such purpose be required (A) to qualify to do business as a foreign corporation in any jurisdiction where it is not then so qualified, or (B) to take any action that would subject it to general or unlimited service of process in any such jurisdiction where it is not then so subject.

               (v) Use its best efforts to cause such Registrable Securities covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof to consummate the disposition of such Registrable Securities and keep each such registration or approval effective until such time as all of such equity securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement.

               (vi) Immediately notify each seller of Registrable Securities covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act of any event the happening of which results in the prospectus included in such registration statement, including an untrue statement of a material fact or omitting to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and, at the request of any such seller, prepare and deliver a reasonable number of copies of an amended or supplemental prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Registrable Securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

               (vii) Otherwise comply with all applicable rules and regulations of the Commission and make generally available to its security holders, in each case as soon as practicable, but not later than 45 days after the close of the period covered thereby (90 days in case the period covered corresponds to a fiscal year of the Company), an earnings statement of the Company which will satisfy the provisions of
          Section 11(a) of the Securities Act.

               (viii) Use its best efforts in cooperation with the underwriters to list such Registrable Securities on each securities exchange of which equity securities of the Company are listed or as the underwriters may reasonably designate.

               (ix) Provide a transfer agent and registrar for all such Registrable Securities not later than the effective date of such registration statement.

               (x) Make available for inspection by any seller of Registrable Securities, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by any such seller or underwriter, all financial and other records, pertinent corporate documents and properties of the Company and its Subsidiaries, and cause the Company's officers, directors, employees and independent accountants to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement.

               (xi) Permit any holder of Registrable Securities which holder, in its sole and exclusive judgment, might be deemed to be an underwriter or a controlling person of the Company, to participate in the preparation of such registration or comparable statement and to require the insertion therein of material, furnished to the Company in writing, that in the reasonable judgment of such holder and its counsel should be included.

               (xii) Use its best efforts to prevent the issuance of any stop order suspending the effectiveness of such registration statement, or of any order suspending or preventing the use of any related prospectus or suspending the qualification (or exemption from qualification) of any equity securities included in such registration statement for sale in any jurisdiction, and, if such order is issued, use its best efforts to obtain the withdrawal of such order at the earliest possible moment.

               (xiii) In the event the offering is an Underwritten Offering, use its best efforts to obtain a "cold comfort" letter from the independent public accountants for the Company in customary form and covering such matters of the type customarily covered by such letters as (i) the Institutional Investors participating in such offering or
          (ii) the sellers of a majority (by number of shares) of any class of such Registrable Securities (excluding shares being sold by the Institutional Investors) reasonably request.

               (xiv) Enter into such agreements (including an underwriting agreement in form, scope and substance as is customary in underwritten offerings) and take all such other actions in connection therewith (including those reasonably requested by the holders of a majority of the Registrable Securities being sold) in order to expedite or facilitate the disposition of such securities and in such connection, whether or not the registration is an underwritten registration, (a) make such representations and warranties to the holders of such Registrable Securities in form, substance and scope as are customarily made by issuers to underwriters in underwritten offerings and confirm the same if and when requested; and (b) deliver such documents and certificates as may be requested by the holders of a majority of the Registrable Securities being sold, to evidence the continued validity of the representations and warranties of the Company and its Subsidiaries made pursuant to clause (a) above and to evidence compliance with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

               (xv) Furnish to each seller a signed counterpart, addressed to the sellers, of:

                    (A) an  opinion  of  counsel  for  the  Company,  dated  the effective date of the registration statement, and

                    (B) subject to the accountants obtaining the necessary representations as specified in Statement on Auditing Standards No. 72, a "comfort" letter signed by the independent public accountants who have certified the Company's financial statements included in the registration statement, covering  substantially the same matters with respect to the registration statement (and the prospectus included therein) and, in the case of such accountants' letter, with respect to changes subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letter delivered to the underwriters in underwritten public offerings of securities.

                    (xvi)  On  or  before   the   effective   date  of  a  shelf
               registration (A) provide a CUSIP number for each such security and (B) provide the transfer agent with printed certificates for the Registrable Securities, which are in a form eligible for deposit with DTC.

                    If any such  registration or comparable  statement refers to any holder by name or otherwise as the holder of any securities of the Company and if in its sole and exclusive judgment, such holder is or might be deemed to be a controlling person of the Company, such holder shall have the right to require (i) the insertion therein of language, in form and substance satisfactory to such holder and presented to the Company in writing, to the effect that the holding by such holder of such securities is not to be construed as a recommendation by such holder of the investment quality of the Company's securities covered thereby and that such holding does not imply that such holder will assist in meeting any future financial requirements of the Company, or
               (ii) in the event that such reference to such holder by name or otherwise is not required by the Securities Act or any similar Federal statute then in force, the deletion of the reference to such holder; provided that with respect to this clause (ii) such holder shall furnish to the Company an opinion of counsel to such effect, which opinion and counsel shall be reasonably satisfactory to the Company.

          (b) Each holder of Registrable Securities will, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 6.3(a)(vi), forthwith discontinue disposition of the Registrable Securities pursuant to the registration statement covering such Registrable Securities until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 6.3(a)(vi).

          (c) If a registration pursuant to Section 6.1 or 6.2 involves an Underwritten Offering, each holder of Registrable Securities agrees, whether or not such holder's Registrable Securities are included in such registration, not to effect any public sale or distribution, other than a sale pursuant to Rule 144 under the Securities Act, of any Registrable Securities, or of any security convertible into or exchangeable or exercisable for any Registrable Securities (other than as part of such Underwritten Offering), without the consent of the Managing Underwriter, during a period commencing seven days before and ending 180 days (or such lesser number as the Managing Underwriter shall designate) after the effective date of such registration.

          (d) If a registration pursuant to Section 6.1 or 6.2 involves an Underwritten Offering, the Company agrees, if so required by the Managing Underwriter, not to effect any public sale or distribution of any of its equity or debt securities, as the case may be, or securities convertible into or exchangeable or exercisable for any of such equity or debt securities, as the case may be, during a period commencing seven days before and ending 180 days (or such lesser number as the Managing Underwriter shall designate) after the effective date of such registration, except for such Underwritten Offering or except in connection with a stock option plan, stock purchase plan, savings or similar plan, or an acquisition, merger or exchange offer.

          (e) If a registration pursuant to Section 6.1 or 6.2 involves an Underwritten Offering, any holder of Registrable Securities requesting to be included in such registration may elect, in writing, prior to the effective date of the registration statement filed in connection with such registration, not to register such securities in connection with such registration, unless such holder has agreed with the Company or the Managing Underwriter to limit its rights under this Section 6.3.

          (f) It is understood that in any Underwritten Offering in addition to any shares of Common Stock (the "initial shares") the underwriters have committed to purchase, the underwriting agreement may grant the underwriters an option to purchase up to a number of additional shares of authorized but unissued shares of Common Stock (the "option shares") equal to 15% of the initial shares (or such other maximum amount as the NASD may then permit), solely to cover over-allotments. Shares of Common Stock proposed to be sold by the Company and the other sellers shall be allocated between initial shares and option shares as agreed or, in the absence of agreement, pursuant to Section 6.1(h) or 6.2(c), as the case may be. The number of initial shares and option shares to be sold by requesting holders shall be allocated pro rata among all such holders on the basis of the relative number of shares of Registrable Securities included in such registration for each such Holder subject to any reduction in the number of shares to be sold pursuant to the terms of this Agreement.

          (g) Notwithstanding anything in this Article VI to the contrary, in lieu of converting any share of Class B Common Stock or Class C Common Stock into Class A Common Stock prior to or simultaneously with the filing or the effectiveness of any registration statement filed pursuant to this
     Article VI, the holder of such Class B Common Stock or Class C Common Stock may sell such Class B Common Stock or Class C Common Stock to the underwriter of the offering being registered upon the undertaking of such underwriter to convert such Class B Common Stock or Class C Common Stock before making any distribution pursuant to such registration statement and to include the Class A Common Stock issued upon such conversion among the securities being offered pursuant to such registration statement. The Company agrees to cause such Class A Common Stock to be included among the securities being offered pursuant to such registration statement to be issued within such time as will permit the underwriter to make and complete the distribution contemplated by the underwriting.

     Section 6.4 Indemnification.

          (a) In the event of any registration of any securities of the Company under the Securities Act pursuant to Section 6.1 or 6.2, the Company will, and it hereby agrees to, indemnify and hold harmless, to the extent permitted by law, each seller of any Registrable Securities covered by such registration statement, its directors and officers, employees, agents or general and limited partners, each other Person who participates as an underwriter in the offering or sale of such securities and each other Person, if any, who controls such seller or any such underwriter within the meaning of the Securities Act, as follows:

               (i) against any and all loss, liability, claim, damage or expense whatsoever including, without limitation, expenses contemplated by clause (a)(iii) below (collectively, "Losses") arising out of or based upon an untrue statement or alleged untrue statement of a material fact contained in any registration statement (or any amendment or supplement thereto), including all documents incorporated therein by reference, or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein not misleading, or arising out of an untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus or prospectus (or any amendment or supplement thereto) or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein not misleading;

               (ii) against any and all Losses to the extent of the aggregate amount paid in settlement of any litigation, or investigation or proceeding by any governmental agency or body, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, if such settlement is effected with the written consent of the Company; and

               (iii) against any and all expense reasonably incurred by them in connection with investigating, preparing or defending against any litigation, or investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, to the extent that any such expense is not paid under subparagraph (i) or (ii) above;

               provided, however, that this indemnity does not apply to any Loss, to the extent arising out of an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with written information furnished to the Company by or on behalf of any such seller or underwriter expressly for use in the preparation of any registration statement (or any amendment thereto) or any preliminary prospectus or prospectus (or any amendment or supplement thereto); and provided, further, that the Company will not be liable to any Person who participates as an underwriter in the offering or sale of Registrable Securities or any other Person, if any, who controls such underwriter within the meaning of the Securities Act, under the indemnity agreement in this Section 6.4(a) with respect to any preliminary prospectus or final prospectus or final prospectus as amended or supplemented, as the case may be, to the extent that any such Loss of such underwriter or controlling Person results from the fact that such underwriter sold Registrable Securities to a Person to whom there was not sent or given, at or prior to the written confirmation of such sale, a copy of the final prospectus or of the final prospectus as then amended or supplemented, whichever is most recent, if the Company has previously furnished copies thereof to such underwriter. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, general or limited partner, investment advisor or agent, underwriter or controlling Person and shall survive the transfer of such securities by such seller.

          (b) The Company may require, as a condition to including any Registrable Securities in any registration statement filed in accordance with Section 6.1 or 6.2, that the Company shall have received an undertaking reasonably satisfactory to it from the prospective seller of such Registrable Securities or any underwriter, to indemnify and hold harmless (in the same manner and to the same extent as set forth in Section 6.4(a)) the Company with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary, final or summary prospectus contained therein, or any amendment or supplement, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company by or on behalf of such seller or underwriter specifically stating that it is for use in the preparation of such registration statement, preliminary, final or summary prospectus or amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling Person and shall survive the transfer of such securities by such seller. In that event, the obligations of the Company and such sellers pursuant to this Section 6.4 are to be several and not joint; provided, however, that with respect to each claim pursuant to this Section 6.4(b), the Company shall be liable for the full amount of such claim, and each such seller's liability under this Section
     6.4 shall be limited to an amount equal to the net proceeds (after deducting the underwriting discount and expenses) received by such seller from the sale of Registrable Securities held by such seller pursuant to this Agreement.

          (c) Promptly after receipt by an indemnified party hereunder of written notice of the commencement of any action or proceeding involving a claim referred to in this Section 6.4, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to such indemnifying party of the commencement of such action; provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under this Section 6.4, except to the extent (but only to the extent) that a court of competent jurisdiction determines (which determination is not subject to appeal) (not including any such notice of an underwriter) that the indemnifying party has been materially prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim (in which case the indemnifying party shall not be liable for the fees and expenses of more than two firms of counsel in addition to appropriate local counsel, one each chosen by (1) the Holders of a majority (by number of shares) of the Registrable Securities owned by the Institutional Investors to be included in any Registration Statement and (2) a majority (by number of shares) of the sellers of Registrable Securities (other than the Institutional Investors), or more than one firm of counsel for the underwriters in connection with any one action or separate but similar or related actions), the indemnifying party will be entitled by giving written notice of its intention to do so within 20 days of the date it receives motion of such claim from the indemnified party to participate in and to assume the defense thereof, jointly with any other indemnifying party similar notified, to the extent that it may wish with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by such indemnifying party in connection with the defense thereof unless: (i) the Company agrees to pay such fees and expenses; or (ii) the Company fails promptly to assume the defense of such Proceeding or fails to employ counsel satisfactory to such indemnified party; or (iii) the named parties to any such proceeding (including any impleaded parties) include both such indemnified party and the Company or an Affiliate of the Company, and there may be one or more defenses available to such indemnified party that are in addition to, or in conflict with, those available to the Company or such Affiliate or controlling person (in which case, if such indemnified party notifies the Company in writing that it elects to employ separate counsel at the expense of the Company, the Company shall not have the right to assume the defense of such Proceeding on behalf of such indemnified party), it being understood, however, that the Company shall not, in connection with any one such proceeding or separate but substantially similar or related proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time for such indemnified party unless, in the reasonable judgment of an indemnified party, a conflict of interest may exist between such indemnified party and any other indemnified party with respect to such proceeding, in which event the Company shall be liable for the fees and expenses of such additional counsel.

          (d) The Company and each seller of Registrable Securities shall provide for the foregoing indemnity (with appropriate modifications) in any underwriting agreement with respect to any required registration or other qualification of securities under any federal or state law or regulation of any governmental authority.

     Section 6.5 Contribution. In order to provide for just and equitable contribution in circumstances under which the indemnity contemplated by Section
6.4 is for any reason not available (or not sufficient to hold such indemnified party harmless), the parties required to indemnify by the terms thereof shall contribute to the aggregate Losses incurred by the indemnified party. In determining the amounts which the respective parties shall contribute, there shall be considered the relative benefits received by each party from the offering of the Registrable Securities (taking into account the portion of the proceeds of the offering realized by each) or if such allocation is not permitted by applicable law, the relative fault of the Company on the one hand, and of the indemnified Holder, on the other hand, in connection with the actions, statements or omissions that resulted in such Losses, the parties' relative knowledge and access to information concerning the matter with respect to which the claim was asserted, the opportunity to correct and prevent any statement or omission and any other equitable considerations appropriate under the circumstances. The relative fault of the Company, on the one hand, and of the indemnified party, on the other hand, shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact has been taken by, or relates to information supplied by, the Company or by the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent any such action, statement or omission; provided, that no seller of Registrable Securities shall be required to contribute any amount in excess of the amount such seller would have been required to pay to an indemnified party if the indemnity under Section 6.4(b) were available. The Company and each such seller agree with each other and the underwriters of the Registrable Securities, if requested by such underwriters, that it would not be equitable if the amount of such contribution were determined by pro rata or per capita allocation (even if the underwriters were treated as one entity for such purpose) or for the underwriters' portion of such contribution to exceed the percentage that the underwriting discount bears to the initial public offering price of the Registrable Securities or any other method that does not take account of the equitable considerations referred to in this paragraph. For purposes of this
Section 6.5, each Person, if any, who controls an underwriter within the meaning of Section 15 of the Securities Act shall have the same rights to contribution as such underwriter, and each director and each officer of the Company who signed the registration statement, and each Person, if any, who controls the Company or a seller of Registrable Securities within the meaning of Section 15 of the Securities Act shall have the same rights to contribution as the Company or a seller of Registrable Securities, as the case may be.

     Section 6.6 Rule 144 and 144A. If the Company shall have filed a registration statement pursuant to the requirements of Section 12 of the Exchange Act or a registration statement pursuant to the requirements of the Securities Act, the Company covenants that it will file the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations adopted by the Commission thereunder (or, if the Company is not required to file such reports, it will, upon the request of any holder of Registrable Securities, make publicly available other information), and it will take such further action as any holder of Registrable Securities may reasonably request, all to the extent required from time to time to enable such holder to sell shares of Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (i) Rule 144 under the Securities Act, as such Rule may be amended from time to time, or (ii) any similar rule or regulation hereafter adopted by the Commission. Upon the request of any holder of Registrable Securities, the Company will deliver to such holder a written statement as to whether it has complied with such requirements.


     Upon the request of a holder of Registrable Securities, the Company covenants and agrees to provide the information required by Rule 144A(d)(4) under the Securities Act.

     Section 6.7 Registration Expenses. All Registration Expenses shall be borne by the Company (and, if paid or incurred by any Holder shall be promptly reimbursed by the Company.)

     Section 6.8 Other Provisions Regarding Registration Rights.

          (a) Except as provided in this Agreement as it may be amended from time to time in accordance with the express terms hereof, and until the consummation of a Public Distribution, the Company will not grant to any Person the right to request that the Company register any equity securities of the Company, or any securities convertible or exchangeable into or exercisable for such securities.

          (b) Notwithstanding anything to the contrary in any previous agreement or security, the Company shall have no obligations to any Stockholder with respect to the registration of any shares of Stock, except as provided in this Agreement.

                                  ARTICLE VII

                                   Termination

     Section 7.1 Certain Terminations.

          (a) This  Agreement  (other than  Article VI, and Sections 8.3 through
     8.12 and Section 8.17) shall terminate on the date on which any of the following events first occurs: (i) a merger or consolidation of the Company with or into another Person that is not an Affiliate of the Company, as a result of which the Stockholders own less than 51% of the outstanding shares of Voting Stock of the surviving or resulting corporation, (ii) the sale or other disposition in compliance with Article X of the By-Laws of all of the Stock of the Company or all or substantially all the assets of the Company to a Person that is not an Affiliate of the Company, or (iii) upon a Public Offering.

          (b) Notwithstanding the foregoing, this Agreement shall in any event terminate other than with respect to Sections 5.7, 6.4 and 6.5 with respect to any Stockholder when such Stockholder no longer owns any Stock.

                                  ARTICLE VIII

                                  Miscellaneous

     Section 8.1 Other Covenants. For so long as any Institutional Investor holds in the aggregate 2.5% or more of the outstanding Common Stock, such Institutional Investor may upon reasonable prior written notice, visit and inspect the properties of the Company and each Subsidiary of the Company and examine and copy (at their own expense) the books of record and account, of the Company or Subsidiary, and discuss the affairs of the Company or Subsidiary with the officers and the current and prior independent public accountants of the Company or Subsidiary all at such reasonable times as the Institutional Investor may desire. For so long as any other Stockholder or Stockholders holds individually or in the aggregate 10% or more of the Common Stock then outstanding, such Stockholder or Stockholders may upon reasonable prior notice visit and inspect the properties of the Company and each Subsidiary of the Company and examine and copy (at their own expense) the books of record and account of the Company or Subsidiary, and discuss the affairs of the Company or Subsidiary, finances and accounts of the Company or Subsidiary with the officers and the current and prior independent public accountants of the Company or Subsidiary all at such reasonable times as such Stockholder or Stockholders may desire. All materials and information obtained pursuant to this Section 8.1 shall be kept confidential by the Stockholders and shall not be disclosed to any third party (other than to their Affiliates) other than (i) as expressly agreed to by the Company, (ii) as required pursuant to applicable law, (iii) in connection with judicial or arbitral proceedings or upon request of any governmental or regulatory authority, or (iv) the National Association of Insurance Commissioners or any similar organization.

     Section 8.2 Financial Information; List of Stockholders.

          (a) The Company agrees to furnish to each Stockholder, for so long as such Stockholder holds any Common Stock or Preferred Stock as soon as available the following financial statements and other information:

               (i) copies of the consolidated  balance sheets of the Company and its Subsidiaries as of the end of each fiscal year, and of the related consolidated statements of income and retained earnings and cash flows for such fiscal year, all in reasonable detail and stating in comparative form beginning the fiscal year ended December 31, 2000, the respective consolidated figures as of the end of and for the previous fiscal year, and, in the case of such consolidated statements, accompanied by a report thereon of independent certified public accountants of recognized national standing selected by the Company (the "Accountants"), which report shall state that such consolidated financial statements present fairly the consolidated financial position of the Company and its Subsidiaries as at the dates indicated and their consolidated income and retained earnings and cash flows for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except for such changes with which the Accountants shall concur) and that the examination by such Accountants in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards; and

               (ii) copies of any proxy statements, financial statements and reports as the Company or its Subsidiaries shall send or make available generally to any of their security holders, and copies of all regular and periodic reports and of all registration statements (other than on Form S-8 or Form 701 or a similar form) which the Company or its Subsidiaries may file with the Securities and Exchange Commission or with any securities exchange.

          (b) The Company agrees to provide all information and make any filings reasonably requested by any Stockholder that are required by Section 1202 of the Internal Revenue Code of 1986, as amended, so long as such information and filings do not have an adverse effect in respect of the Company's business, operations, results, tax positions, conditions or prospects; provided, that the Company makes no representation as to the availability of Section 1202.

     Section 8.3 Successors and Assigns. Except as otherwise provided herein, all of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the respective successors and assigns of the parties hereto. No Stockholder may assign any of its rights hereunder to any Person other than a transferee that has complied with the requirements of Section 4.2 (if applicable) or Section 4.3 as provided therein in all respects. The Company may not assign any of its rights hereunder other than by operation of law. If any transferee of any Stockholder shall acquire any Securities, in any manner, whether by operation of law or otherwise, such shares shall be held subject to all of the terms of this Agreement, and by taking and holding such shares such Person shall be entitled to receive the benefits of and be conclusively deemed to have agreed to be bound by and to comply with all of the terms and provisions of this Agreement.

     Section 8.4 Amendment and Modification; Waiver of Compliance; Conflicts.

          (a) This Agreement may be amended only by a written instrument duly executed by a Jordan Majority and a Summit Majority; provided, however, that if any amendment would adversely affect (i) the rights of the Institutional Investors provided under Articles IV, V, VI and VIII or the
     (ii) the rights of the  Management  Investors  provided under Article V and
     Section 8.4, then such amendment must be approved by the Stockholders owning a majority of the Stock owned by the Institutional Investors or
     Management Investors, as applicable. In the event of the amendment or modification of this Agreement in accordance with its terms, the
     Stockholders shall cause the Board of Directors of the Company to meet within 30 days following such amendment or modification or as soon thereafter as is practicable for the purpose of adopting any amendment to the Certificate of Incorporation and By-Laws of the Company that may be required as a result of such amendment or modification to this Agreement, and, if required, proposing such amendments to the Stockholders entitled to vote thereon, and the Stockholders agree to vote in favor of such amendments.

          (b) Except as otherwise provided in this Agreement, any failure of any of the parties to comply with any obligation, covenant, agreement or condition herein may be waived by the party entitled to the benefits thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

     Section 8.5 Notices. Any notice, request, claim, demand, document and other communication hereunder to any party shall be effective upon receipt (or refusal of receipt) and shall be in writing and delivered personally or sent by facsimile (with such facsimile confirmed promptly in writing sent by first class mail), or first class mail, or other similar means of communication, as follows:

          (i) If to the Company, addressed to the Company at 2997 Clarkson Road, Chesterfield, Missouri 63017, Attention: Christopher T. Paule.

          (ii) If to any Jordan Investor (other than JZEP and Safety Partners), addressed to such Jordan Investor c/o The Jordan Company LLC, 767 Fifth Avenue, 48th Floor, New York, New York 10153, Attention: A. Richard Caputo, Jr.

          (iii) If to JZEP, addressed to JZEP, 767 Fifth Avenue, 48th Floor, New York, New York 10153, Attention: Melissa Chiulli.

          (iv) (iv) If to Safety Partners, addressed to Safety Partners c/o Jefferies & Co., Inc., 11100 Santa Monica Avenue, 10th Floor, Los Angeles, California 90025, Attention: Andrew Whittaker.

          (v) If to Summit, addressed to Summit Capital Group, 600 Travis, Suite 6110, Houston, Texas 77002, Attention: George B. Kelly.

          (vi) If to a Stockholder other than the Jordan Investors, JZEP, Safety Partners or Summit, to the address of such Stockholder set forth in the stock records of the Company.

          or, in each case, to such other address or facsimile number as such party may designate in writing to each Stockholder and the Company by written notice given in the manner specified herein.

          All such communications shall be deemed to have been given, delivered or made when so delivered by hand or sent by facsimile, or five business days after being so mailed.

     Section 8.6 Entire Agreement. The provisions of this Agreement and the documents attached as exhibits hereto contain the entire agreement among the parties hereto with respect to the subject transactions contemplated thereby and supersede all prior oral and written agreements and memoranda and undertakings among the parties hereto with regard to such subject matter. Each party hereto hereby acknowledges that any rights under any prior shareholders agreement are hereby waived and relinquished, including any preferential purchase rights with respect to the transaction contemplated by the Stock Purchase Agreement. The Company represents to the Stockholders that the rights granted to the holders hereunder do not in any way conflict with and are not inconsistent with the rights granted or obligations accepted under any other agreement (including the Certificate of Incorporation) to which the Company is a party. Neither the Company nor any Subsidiary of the Company will hereafter enter into any agreement with respect to its equity or debt securities which is inconsistent with the rights granted to the holders of Registrable Securities or any Stockholder under this Agreement without obtaining the prior written consent of the Stockholder or holder of Registrable Securities whose rights would be thereby affected.

     Section 8.7 Inspection. For so long as this Agreement shall be in effect, this Agreement shall be made available for inspection by any Stockholder at the principal executive offices of the Company.

     Section 8.8 Headings. The section and paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     Section 8.9 Recapitalizations, Exchanges, Etc., Affecting the Common Stock; New Issuances.

          (a) The provisions of this Agreement shall apply, to the full extent set forth herein with respect to the Common Stock and the Preferred Stock and to any and all equity or debt securities of the Company or any successor or assign of the Company (whether by merger, consolidation, sale of assets, or otherwise) which may be issued in respect of, in exchange for, or in substitution of, such equity or debt securities and shall be appropriately adjusted for any stock dividends, splits, reverse splits, combinations, reclassifications, recapitalizations, reorganizations and the like occurring after the date hereof.

          (b) In the event that the Company enters into an agreement providing for the merger or consolidation of the Company with another entity or for an exchange of the equity securities of such entities pursuant to which Stockholders of the Company would be entitled to receive equity securities of the surviving or any other corporation, the Company shall cause such agreement to provide that any holder of shares of Class B Common Stock shall be entitled to receive non-voting equity securities of such surviving or other corporation convertible into voting equity securities in the same manner as the Class B Common Stock.

     Section 8.10 Ratification of Prior Acts of Board of Directors of Company; Right to Negotiate. Each of the Stockholders (other than the Institutional Investors) hereby (i) adopts, ratifies and confirms all of the actions heretofore taken by the Board of Directors in all respects, including, without limitation, in respect of the Stock Purchase Agreement and the transactions contemplated thereby and (ii) agrees that nothing in this Agreement (apart from Article IV or V hereof) shall be deemed to restrict or prohibit the Company from purchasing Stock from any Stockholder at any time upon such terms and conditions and at such price as may be mutually agreed upon between the Company and such Stockholder, whether or not at the time of such purchase, circumstances exist which specifically grant the Company the right to purchase, or such Stockholder the right to sell, Stock pursuant to the terms of this Agreement.

     Section 8.11 LITIGATION. THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE. EACH OF THE PARTIES HERETO ACKNOWLEDGES AND AGREES THAT IN THE EVENT OF ANY BREACH OF THIS AGREEMENT, THE NON-BREACHING PARTY WOULD BE IRREPARABLY HARMED AND COULD NOT BE MADE WHOLE BY MONETARY DAMAGES, AND THAT, IN ADDITION TO ANY OTHER REMEDY TO WHICH THEY MAY BE ENTITLED AT LAW OR IN EQUITY, THE PARTIES SHALL BE ENTITLED TO SUCH EQUITABLE OR INJUNCTIVE RELIEF AS MAY BE APPROPRIATE. EACH PARTY AGREES THAT JURISDICTION AND VENUE WILL BE PROPER IN THE SOUTHERN DISTRICT OF NEW YORK AND WAIVES ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. EACH PARTY WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE PARTY AT THE ADDRESS SET FORTH IN THIS AGREEMENT, OR AS OTHERWISE PROVIDED BY THE LAWS OF THE STATE OF NEW YORK OR THE UNITED STATES. THE CHOICE OF FORUM SET FORTH IN THIS
SECTION 8.12 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN ANY OTHER FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE JURISDICTION.

     Section 8.12 No Strict Construction. The language used in this Agreement will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

     Section 8.13 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. If the requirements of this Agreement otherwise have been met, new holders of Stock may become parties to this Agreement by executing a counterpart to this Agreement at which time the Company shall revise the Stockholders Schedule as may be necessary or appropriate.

     Section 8.14 Termination of Previous Stockholder Agreements. Each of the Stockholders and the Company acknowledge and accept that this Agreement amends, restates and supersedes all prior stockholders agreements among any of the Stockholders and the Company and that all such stockholder agreements are terminated in their entirety and shall cease to be of any force or effect.

     Section 8.15 Affiliate Transactions. The parties hereto agree that, after the date hereof, the Company shall not enter into, or permit any of it Subsidiaries to enter into, with respect to any person, any single transaction or series of related transactions, pursuant to which such person sells, leases, transfers or otherwise disposes of any of its properties or assets to, or purchases or leases any property or assets from, or enters into any contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any Affiliate of such person or of the Company or any of its Subsidiaries (each of the foregoing an "Affiliate Transaction") other than a Permitted Affiliate Transaction. As used herein, "Permitted Affiliate Transaction" shall mean (a) any Affiliate Transaction of aggregate value less than $2 million that is conducted in good faith on terms that are no less favorable to the Company or the relevant Subsidiary of the Company than those that would have been obtained in a comparable transaction by the Company or such Subsidiary with an unrelated person, (b) any Affiliate Transactions for which the Company delivers to the parties hereto an opinion as to the fairness to the Company or such Subsidiary from a financial point of view issued by an investment banking firm of national standing, (c) any employment agreement entered into by the Company or any of its Subsidiaries in the ordinary course of business with the approval of the Board of Directors of the Company, including the employment agreements entered into by the Company on the date hereof, (d) transactions between or among the Company and/or its wholly owned Subsidiaries, (e) payments pursuant to the Management Consulting Agreement, (f) reasonable directors' fees not to exceed $100,000 per director per year, reimbursements for reasonable and customary out-of-pocket expenses incurred in the performance of a director's duties, and Options issued pursuant to the existing Option Plan as in effect on the date hereof to Persons other than the Principals and their Affiliates, (g) payments to directors and officers of the Company or any of its Subsidiaries pursuant to customary rights of indemnification provided in the charter documents of, or indemnification agreements with, the Company or any of its Subsidiaries, provided that such indemnification is otherwise consistent with applicable law, (h) arm's-length purchases or sales of goods made in the ordinary course of business, (i) management share and option repurchases pursuant to Section 8 of the Management Subscription Agreement as in effect at the date hereof, and (j) loans of up to $500,000 by the Company to management investors pursuant to the Management Subscription Agreement as in effect at the date hereof.

     Section 8.16 Stockholder Consents. Each of the Stockholders agrees that this Agreement constitutes its written consent pursuant to Section 228 of the Delaware General Corporation Law to each of the transactions and other matters contemplated hereby, including (a) the amendment and restatement of the Certificate of Incorporation and amendment and restatement of the By-Laws, (b) the election of directors of the Company, (c) the approval of this Agreement and all other agreements set forth in Section 8.15, (d) the ratifying of all acts of the directors and the officers of the Company (whether current or former) prior to this Agreement with respect to the foregoing, and (e) any other transaction and other matters incident to those contemplated by clauses (a) through (d).

     Section 8.17 Acknowledgment. Each Stockholder acknowledges and agrees that the provisions of this Agreement have been reviewed and are understood by such Stockholder, and expresses the will and intention of such Stockholder and agrees not to take any action to frustrate the purposes and provisions of this Agreement. Each Stockholder hereby expressly waives any claims or causes of action against the Company, the other Stockholders or any officer, director or other representative of the Company, whether now existing or in the future arising, and agrees to indemnify such parties against any claim by such Stockholder relating to the governance, management or other conduct of the business of the Company in accordance with the terms of this Agreement.



     IN WITNESS WHEREOF, the Parties hereto have caused this instrument to be duly executed as of the date first above written.

                           JACKSON PRODUCTS, INC.


                           By:_____________________________________
                                Name:  Christopher T. Paule
                                Title:    President


                           JORDAN INVESTORS:

                           LEUCADIA INVESTORS, INC.


                           By:_____________________________________
                                Name:
                                Title:

                           JOHN W. JORDAN, II REVOCABLE TRUST


                           By:_____________________________________
                                Name:  John W. Jordan II
                                Title:    Trustee



                           David W. Zalaznick



                           Jonathan F. Boucher



                           John R. Lowden



                           Adam E. Max



                           John M. Camp, III


                           JOHN M. CAMP, III PROFIT SHARING PLAN DTD 1/1/88


                           By:_____________________________________
                                Name:
                                Title:



                           A. Richard Caputo, Jr.


                           JAMES E. JORDAN, JR. PROFIT SHARING PLAN AND TRUST


                           By:_____________________________________
                                Name:  James E. Jordan, Jr.
                                Title:    Trustee



                           Paul R. Rodzevik


                           SAFETY PARTNERS, L.P.


                           By: Jefferies & Company, Inc., its General Partner


                           By:_____________________________________
                                Name:
                                Title:



                           MANAGEMENT STOCKHOLDERS:


                           Ronald C. Boeger



                           John L. Bortle



                           John M. Pappas



                           Christopher T. Paule

                           John L. Garavaglia, III



                           Mark A. Kolmer



                           Timothy A. Esposito



                           James Van Dusen



                           Michael Beavers



                           F.H. "Joe" Gay


                           INSTITUTIONAL INVESTORS:

                           JZ EQUITY PARTNERS PLC


                           By:_____________________________________
                                Name:
                                Title:


                           MASSACHUSETTS MUTUAL LIFE
                           INSURANCE  COMPANY

                           By:  David L. Babson & Company Inc.,
                                its Investment Adviser

                           By:_____________________________________
                               Name:
                               Title:

                           MASSMUTUAL PARTICIPATION INVESTORS


                           By:_____________________________________
                                Name:
                                Title:


                           MASSMUTUAL CORPORATE VALUE
                           PARTNERS LIMITED

                           By: David L. Babson & Company Inc., under delegated authority from Massachusetts Mutual Life Insurance Company, its Investment Manager


                           By:_____________________________________
                                Name:
                                Title:


                           MASSMUTUAL CORPORATE INVESTORS


                           By:_____________________________________
                                Name:
                                Title:


                           THE NORTHWESTERN MUTUAL LIFE
                           INSURANCE COMPANY


                           By:_____________________________________
                                Name:
                                Title:



                           SUMMIT INVESTORS:


                           SUMMIT CAPITAL II, L.P.

                           By:  Summit Capital GP II, L.P., its general partner



                           By:_____________________________________
                                 Name: George B. Kelly
                                 Title:   Managing Director


                           SUMMIT CAPITAL PARALLEL II, L.P.

                           By:  Summit Capital Group, LLC, its general partner



                           By:_____________________________________
                                 Name: George B. Kelly
                                 Title:   Chairman


                           SUMMIT CAPITAL CO-INVESTMENT II-A, L.P.

                           By:  Summit Capital Group, LLC, its general partner



                           By:_____________________________________
                                 Name: George B. Kelly
                                 Title:   Chairman

Schedule I

Jordan Investors
----------------
Leucadia Investors, Inc.
John W. Jordan, II Revocable Trust
David W. Zalaznick
Jonathan F. Boucher
John R. Lowden
Adam E. Max
John M. Camp, III
John M. Camp, III Profit Sharing Plan DTD 1/1/88
A. Richard Caputo, Jr.
James E. Jordan, Jr. Profit Sharing Plan and Trust
Paul R. Rodzevik
Safety Partners, L.P.
JZ Equity Partners PLC

Schedule II

Summit Investors
----------------

1.   Summit Capital II, LP;

2.   Summit Capital Parallel II, LP;

3.   Summit Capital Co-Investment II-A, LP; and

4. Such other Summit Investors as may be designated by SCG Acquisition LLC prior to Closing; provided, however, that any such other Summit Investors shall (i) not be an Adverse Party and (ii) make the representations and warranties of Buyer set forth in Article 4 of the Stock Purchase Agreement.
     (a)




                                    EXHIBIT A

                              Stockholder Schedule


                                    EXHIBIT B

                          Amended and Restated By-Laws

                                    EXHIBIT C

             Third Amended and Restated Certificate of Incorporation

                                    EXHIBIT D

                       Directors Indemnification Agreement

Exhibit 4.9(a)


                             JACKSON PRODUCTS, INC.

                      2001 NON-QUALIFIED STOCK OPTION PLAN

                                TABLE OF CONTENTS

Section                                                                   Page

1.       PURPOSE............................................................2

2.       ADMINISTRATION OF THE PLAN.........................................2

3.       OPTION SHARES......................................................2

4.       AUTHORITY TO GRANT OPTIONS.........................................2

5.       WRITTEN AGREEMENT..................................................3

6.       ELIGIBILITY; VESTING...............................................3

7.       OPTION PRICE.......................................................5

8.       DURATION OF OPTIONS................................................5

9.       RESTRICTIONS ON EXERCISE OF OPTIONS, ETC...........................5

10.      EXERCISE OF OPTIONS................................................6

11.      NON-TRANSFERABILITY OF OPTIONS.....................................6

12.      TERMINATION OF EMPLOYMENT OR INVOLVEMENT OF OPTIONEE
           WITH THE COMPANY.................................................6

13.      REQUIREMENTS OF LAW................................................6

14.      NO RIGHTS AS STOCKHOLDER...........................................7

15.      NO EMPLOYMENT OBLIGATION...........................................7

16.      CHANGES IN THE COMPANY'S CAPITAL STRUCTURE.........................7

17.      AMENDMENT OR TERMINATION OF PLAN...................................8

18.      CERTAIN RIGHTS OF THE COMPANY......................................8

19.      EFFECTIVE DATE AND DURATION OF THE PLAN............................8

20.      NON-INTERFERENCE...................................................8

21.      NON-SOLICITATION...................................................9

22.      CONFIDENTIAL INFORMATION...........................................9

23.      STOCKHOLDERS AGREEMENT............................................10

                             JACKSON PRODUCTS, INC.

                      2001 NON-QUALIFIED STOCK OPTION PLAN

1. PURPOSE

     The purpose of this 2001 Non-Qualified Stock Option Plan (the "Plan") is to encourage directors, consultants and key employees of Jackson Products, Inc. (the "Company") and its Subsidiaries (as hereinafter defined) to continue their association with the Company and its Subsidiaries by providing opportunities for such persons to participate in the ownership of the Company and in its further growth through the granting of stock options (the "Options") that are not intended to qualify for any special tax treatment under the Internal Revenue Code of 1986, as amended (the "Code"). The term "Subsidiary" as used in the Plan means a corporation or other business organization of which the Company owns, directly or indirectly through an unbroken chain of ownership, fifty percent (50%) or more of the total combined voting power of all classes of stock, membership interests or other equity interests.

2. ADMINISTRATION OF THE PLAN

          (a) The Plan shall be administered by either: (i) a committee consisting of those Directors of the Company who shall at any time and from time to time be serving as members of the Compensation Committee of the Board of Directors of the Company (the "Board") or (ii) the Board itself (each defined as the "Committee"). Each member of the Committee shall, at any time that the Company has a class of equity securities registered under
     Section 12 of the Securities, and Exchange Act of 1934, as amended (the "Exchange Act"), be a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of Section 162(m) of the Code. The Committee shall select one of its members as Chairman and shall hold meetings at such times and places as it may determine. A majority of the Committee shall constitute a quorum and acts of the Committee at which a quorum is present, or acts consented to or approved in writing by all of the members of the Committee, shall be the valid acts of the Committee. In the event that a vacancy on the Committee occurs on account of the resignation, removal or death of any member, a successor member shall be appointed by the Board.

          (b) The Committee shall, from time to time, report to the Board the names of employees or other persons to whom Options are granted, the type of Options granted, the number of shares covered by each option and the terms and conditions of each such Option.

          (c) The Committee shall have the sole authority, in its absolute discretion, to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan, and to continue and interpret the Plan, the rules and regulations, and the instruments evidencing Options and loans granted under the Plan and to make all other determinations deemed necessary or advisable for the administration of the Plan. All decisions, determinations and interpretations of the Committee shall be final, binding and conclusive on all Optionees.

3. OPTION SHARES

     The stock subject to Options under the Plan shall be shares of the Company's Class C Common Stock, par value $.01 per share (the "Stock"). The total amount of the Stock with respect to which Options may be granted (the "Option Pool") shall not exceed in the aggregate 5,831.35 shares of the Stock outstanding at such time and shall not exceed 2,000.00 shares of the Stock to any individual Optionee in any calendar year; provided, however, in each case such aggregate number of shares shall be subject to adjustment in accordance with the provisions of Section 16. In the event that any outstanding Option shall expire for any reason or shall terminate by reason of the death or severance of employment of the Optionee (as hereinafter defined), the surrender of any such Option, or any other cause, the shares of Stock allocable to the unexercised portion of such Option may again be subject to an Option under the Plan.

4. AUTHORITY TO GRANT OPTIONS

     The Committee may consult with and consider the recommendations of the other directors and senior officers of the Company, and may determine from time to time which key employees of the Company or any Subsidiary or other persons shall be granted Options under the Plan, the terms of the Options and the number of shares which may be purchased under the Option or Options. Without limiting the generality of the foregoing, the Committee may from time to time grant to such eligible directors, employees or other persons as it shall determine based upon such recommendation an Option or Options to buy a stated number of shares of Stock under the terms and conditions of the Plan. Subject only to any applicable limitations set forth elsewhere in the Plan, the number of shares of Stock to be covered by any Option shall be as determined by the Committee.

5. WRITTEN AGREEMENT

     Each Option granted hereunder shall be for such number of shares of the Stock, and otherwise subject to such terms and conditions, as the Committee shall determine and specify in a written option agreement (an "Option Agreement"), which may be substantially in the term of the Option Agreement attached hereto as Exhibit I or such other form not inconsistent with the Plan as the Committee may determine. Each Option Agreement shall be signed by the Optionee and by a duly authorized officer of the Company for and in the name and on behalf of the Company.

6. ELIGIBILITY; VESTING

          (a) The individuals who shall be eligible for grant of Options under the Plan shall be full-time officers, managers or employees of the Company and its Subsidiaries (collectively, the "Management Group") (including officers who may be members of the Board but are not members of the Committee), directors who are not members of the Committee and other individuals, whether or not employees who render services of special importance to the management, operation or development of the Company or a Subsidiary, and who have contributed or may be expected to contribute materially to the success of the Company or a Subsidiary. Grants of Options may be made to members of the Committee if they are approved by a majority of the disinterested members of the Committee. An employee, director or other person to whom an Option has been granted pursuant to an Option Agreement is sometimes referred to herein as an "Optionee".

          (b) The provisions described in this Section 6 govern the ability of the Optionee to exercise the Options, and do not affect, or supersede, the repurchase rights, transfer restrictions and other provisions described in the Company agreements which apply to the Shares issuable upon exercise of the Option if such exercise is permitted by this Section 6.

          (c) In connection with this Section 6, the following definitions are used:

               (i) "Cause" shall mean any of the following:

                    (1) Optionee's commission or conviction of any crime or criminal offense involving monies or other property, or any felony;

                    (2)   Optionee's   commission  or  conviction  of  fraud  or
               embezzlement;

                    (3) Optionee's material and knowing violation of any obligations imposed upon Optionee, personally, as opposed to upon the Company, whether as a stockholder or otherwise, under the Management Subscription Agreement (as defined herein) or the Operative Documents (as defined in the Management Subscription Agreement); provided, that the Optioneer has been given notice and 90 days from such notice fails to cure the violation;

                    (4) Optionee's breach of any of Optionee's  fiduciary duties to the Company or its stockholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company;

                    (5) Optionee's  willful,  continual and material  neglect or failure to discharge Optionee's duties, responsibilities or obligations prescribed by the Company (other than arising solely due to physical or mental disability);

                    (6) Optionee's habitual drunkenness or substance abuse which materially interferes with Optionee's ability to discharge Optionee's duties, responsibilities or obligations prescribed by the Company;

                    (7) Optionee's violation of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 21 through 23 of this Plan, or any other agreements with the Company;

                    (8) Optionee's gross neglect of Optionee's duties and responsibilities, as determined by the Company's Board;

          in each case, for purposes of clauses (4) through (8), after the Company or the Board has provided Optionee with 60 days' written notice of such circumstances and the possibility of a violation, and Optionee fails to cure such circumstances within those 60 days.

               (ii) "Change of Control" shall mean any transfer of capital stock of the Company after which any person not a shareholder of the Company on the date hereof becomes the beneficial holder of greater than 50% of all outstanding voting capital stock of the Company, other than in connection with the initial public offering of the capital stock of the Company.

               (iii) "Sale of the Company" means any (A) merger or consolidation, (B) sale or transfer of all or substantially all of the business, assets or properties, not in the ordinary course of business, (C) sale or transfer of all or substantially all of the shares of capital stock, (D) liquidation, dissolution or winding up,
          (E) recapitalization or reclassification, or (F) any similar business combination or transaction having the effect of the foregoing clauses
          (A) through (E), in each case, of or involving the Company, in one or a series of transactions, as a result of which, in the case of clauses
          (A) or (B), the holders of voting securities (on a fully-diluted basis) having ordinary voting power to elect a majority of the directors of the Company immediately prior to such transaction(s) do not, immediately after such transaction(s), hold voting securities (on a fully-diluted basis) having ordinary voting power to elect a majority of the directors (or similar authorities) of the surviving or resulting corporation, purchaser or transferor, or other person acquiring the business of the Company.

          (d) Options granted under the Plan can only be exercised if, and only if the Options, or the portion thereof to be exercised, is at the time of exercise "vested" as provided in Section 6(e).

          (e) As a condition to the exercise of any Options, in whole or in part, the portion of the Options to be exercised must be "vested", as provided in this Section 6(e). For an Option to vest, the holder must be employed in good standing by the Company or any of its Subsidiaries from the date of initial issuance of the Options through the anniversary thereof set forth below, in which case, the specified percentages of the Option will be deemed "vested".

               (i) 40% of the Options will vest on the second anniversary;

               (ii) Another 20%, for 60% in total, of the Options will vest on the third anniversary;

               (iii) Another 20%, for 80% in total, of the Options will vest on the fourth anniversary; and

               (iv) Another 20%, for 100% in total, of the Options will vest on the fifth anniversary.

          Any Options which have not vested shall automatically vest upon the consummation of a Sale of the Company or a Change of Control and shall be subject to the provisions of Section 16(d).

          (f) Any unvested Options held by any person who ceases to be employed by the Company or its subsidiaries for any reason or no reason, will automatically expire, without any payment, and will be available for reissuance under the Plan.

          (g) An Optionee whose employment with the Company terminates for any reason other than Cause, disability, death, or voluntarily termination, may at any time within a period of 90 days thereafter exercise his Option to the extent that such Option was exercisable by him on the date his employment terminated. The status of an Optionee whose employment has been terminated by reason of retirement at the age of sixty-five (65) shall not be affected, for purposes hereof, by reason of the fact that such person may furnish consulting or other services to the Company, other than as a full-time employee, subsequent to the date of retirement. In the event of the permanent and total disability of an Optionee (as determined by the Board), Options exercisable by him at the time of disability may be exercised within twelve months thereafter. In the event of the death of an Optionee, Options, if any, exercisable by him at the time of his death may be exercised within twelve months thereafter by the person or persons to whom the Optionee's rights under the Option, if any, shall pass by will or by the applicable law of descent and distribution. In no event may any Option be exercised by anyone after the final date upon which the Optionee of the Option could have exercised it had such person continued in the employment of the Company until such date.

          (h) Notwithstanding the foregoing, if an Optionee's employment with the Company is terminated for or under circumstances involving Cause or voluntary termination, all of such Optionee's Options will upon his termination be considered unvested, irrespective of being previously vested, and the Options of such Optionee will automatically terminate and expire, without any payment, and will be available for reissuance under the Plan.

          (i) All Options and the underlying shares of Stock held by an Optionee will be subject to (a) the call provisions contained in Section 9 of the Company's Amended and Restated Management Subscription Agreement (as amended or modified in accordance with its terms, the "Management Subscription Agreement"), dated as of February 2, 2001, by and among the Company and the management stockholders party thereto, and (b) the Company's Stockholders Agreement (as amended or modified in accordance with its terms, the "Stockholders Agreement"), dated as of February 2, 2001, among the Company and its stockholders, in each case, as if the Optionee were a party to such agreements.

7. OPTION PRICE

     The price at which shares of Stock may be purchased pursuant to an Option shall be specified by the Committee at the time the Option is granted, but shall in no event be less than the par value of such shares and not less than one hundred percent (100%) of the fair market value of the Stock on the date the Option is granted.

     For purposes of the Plan, the "fair market value" of a share of the Stock on any date specified herein, shall mean (a) the last reported sales price, regular way, or, in the event that no sale takes place on such date, the average of the reported closing bid and asked prices, regular way, in either case (i) on the principal national securities exchange on which the Stock is listed or admitted to trading, or (ii) if not then listed or admitted to trading on any national securities exchange, on the NASDAQ National Market System; or (b) if the Stock is not quoted on such National Market System, (i) the average of the closing bid and asked prices on such date in the over-the-counter market as reported by NASDAQ, or (ii) if bid and asked prices for the Stock on such date shall not have been reported through NASDAQ, the average of the bid and asked prices for such date as finished by any American or New York Stock Exchange member firm regularly making a market in the Stock selected for such purpose by the Committee; or (c) if the Stock is not then listed or admitted to trading on any national exchange or quoted in the over-the-counter market, the fair value thereof determined in good faith by the Committee as of a date which is within thirty (30) days of the date as of which the determination is to be made.

8. DURATION OF OPTIONS

     Subject to Section 12 of the Plan, the duration of any Option shall be specified by the Committee in the Option Agreement, but no Option shall be exercisable after the expiration of ten (10) years and six (6) months from the date such Option is granted. The Committee, in its sole and absolute discretion, may extend any Option theretofore granted subject to the aforesaid limits and may provide that an Option shall be exercisable during its entire duration or during any lesser period of time.

9. RESTRICTIONS ON EXERCISE OF OPTIONS, ETC.

     The Committee may restrict the exercise of any Option by prohibiting such exercise at any time during which and for each period of time as any Optionee is engaged in any activity determined by the Committee, after consideration of the facts presented on behalf of the Company and the Optionee, to be detrimental to the best interests of the Company and its Optionees. The Committee shall notify the Optionee in writing of any such determination and of the scope and duration of any such restriction. If the Committee notifies an Optionee in writing that such Optionee is engaged or may have engaged in such a detrimental activity and such Optionee has exercised or attempts to exercise an Option after such notification but prior to a decision of the Committee based on the consideration of all facts presented on behalf of the Company and the Optionee, the Company shall not be required to recognize such exercise until the Committee has made its decision and, in the event any exercise shall have taken place, it shall be of no force and effect (and void ab initio if the Committee makes an adverse determination); provided, however, that if the Committee finds in favor of the Optionee then the Optionee will be deemed to have exercised such Option as of the date he or she originally gave written notice of his or her attempt to exercise or actual exercise, as the case may be. The decision of the Committee as to the detrimental nature of the Optionee's activities shall be final, binding and conclusive.

10. EXERCISE OF OPTIONS

     Options shall be exercised by the delivery of written notice to the Company setting forth the number of shares of Stock with respect to which the Option is to be exercised, accompanied by payment of the option price of such shares, which payment shall be made in cash or by such cash equivalents, payable to the order of the Company in an amount in United States dollars equal to the option price of such shares, as the Committee in its sole and absolute discretion shall consider acceptable. Such notice shall be delivered in person to the Secretary of the Company, shall be sent by overnight courier to the Secretary of the Company, in which case delivery shall be deemed made on the date such notice is received by the overnight courier, or shall be sent by registered mail return receipt requested to the Secretary of the Company, in which case delivery shall be deemed made on the date such notice is deposited in the mail.

     After the receipt by the Company of (a) written notice from the Optionee setting forth the number of shares of the Stock with respect to which such Option is to be exercised and (b) payment of the option price of such shares, the Company shall cause to be delivered to such Optionee certificates representing the number of paid-up, non-assessable shares with respect to which such Option has been so exercised.

11. NON-TRANSFERABILITY OF OPTIONS

     Options shall not be transferable by the Optionee otherwise than by will or under the laws of descent and distribution and, during his or her lifetime, shall be exercisable only by the Optionee. Options shall be null and void and without effect upon any attempted assignment or transfer, except as hereinabove provided, including without limitation, any purported assignment, whether voluntary or by operation of law, pledge, hypothecation or other disposition contrary to the provisions hereof, or levy of execution, attachment, trustee process or similar process, whether legal or equitable upon the Options.

12. TERMINATION OF EMPLOYMENT OR INVOLVEMENT OF OPTIONEE WITH THE COMPANY

     For purposes of the Plan, employment by a Subsidiary or involvement with (in the case of an Optionee who is not an employee) the Company or a Subsidiary shall be considered employment by the Company. Except as may be otherwise set forth herein or in an Option Agreement, unless extended by the Committee in accordance with the Plan, each Option shall expire on the earlier of (i) the expiration date specified in the Option Agreement therefor and (ii) ten (10) years and six (6) months from the date such Option is granted, but shall be subject to earlier termination as provided herein.

13. REQUIREMENTS OF LAW

     The Company shall not be required to sell or issue any shares of Stock upon the exercise of any Option if the issuance of such shares shall constitute or result in a violation by the Optionee or the Company of any provisions of any law, statute or regulation of any government authority. Specifically, in connection with the Securities Act of 1933, as amended (the "Securities Act"), and any applicable state securities or `blue sky' law (a "Blue Sky Law"), upon exercise of any Option the Company shall not be required to issue such shares unless the Committee has received evidence satisfactory to it to the effect that the holder of such Option will not transfer such shares except pursuant to a registration statement in effect under the Securities Act and Blue Sky Laws or unless an opinion of counsel satisfactory to the Company has been received by the Company to the effect that such registration and compliance is not required. Any determination in this connection by the Committee shall be final, binding and conclusive. The Company shall not be obligated to take any action in order to cause the exercise of an Option or the issuance of shares of Stock pursuant thereto to comply with any law or regulations of any governmental authority, including, without limitation, the Securities Act or applicable Blue Sky Law.

     Notwithstanding any other provision of the Plan to the contrary, the Company may refuse to permit transfer of shares of the Stock or of any Option if in the opinion of its legal counsel such transfer would violate any federal or state securities laws or subject the Company to liability thereunder. Any sale, assignment, transfer, pledge or other disposition of shares of the Stock received upon exercise of any Option (or any other shares or securities derived therefrom) or of any Option which is not in accordance with the provisions of this Section shall be void and of no effect and shall not be recognized by the Company.

     The Committee may cause any certificate representing shares of Stock acquired upon exercise of an Option (and any other shares or securities derived therefrom) to bear a legend to the effect that the securities represented by such certificate have not been registered under the Securities Act, as amended, or any applicable state securities laws, and may not be sold, assigned, transferred, pledged or otherwise disposed of except in accordance with the Plan and applicable agreements binding the Optionee and the Company or any of its stockholders.

14. NO RIGHTS AS STOCKHOLDER

     No Optionee shall have any rights as a stockholder with respect to shares of Stock covered by his or her Option until the date of issuance of a stock certificate for such shares at which time the Optionee shall become a party to the Stockholders Agreement. Except as otherwise provided in Section 16, no adjustment for dividends or otherwise shall be made if the record date therefor is prior to the date of issuance of such certificate.

15. NO EMPLOYMENT OBLIGATION

     The granting of any Option shall not impose upon the Company or any Subsidiary any obligation to employ or continue to employ any Optionee, or to engage or retain the services of any person, and the right of the Company or any Subsidiary to terminate the employment or services of any person shall not be diminished or affected by reason of the fact that an Option has been granted to him or her. The existence of any Option shall not be taken into account in determining any damages relating to termination of employment or services for any reason.

16. CHANGES IN THE COMPANY'S CAPITAL STRUCTURE

          (a) The existence of outstanding Options shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all any subdivisions, splits, combinations or consolidations of shares of capital stock of the Company (including, the Stock) or the payment of a dividend in shares of the Stock or other securities of the Company, adjustments, recapitalizations, reclassifications, reorganizations or other changes in the Company's capital structure or its business or any merger or consolidation of the Company or any issue of bonds, debentures, preferred or preference stock, whether or not convertible into or exchangeable or exercisable for shares of the Stock or other securities, ranking prior to or pari passu with the Stock or affecting the rights thereof, or warrants, rights or options to acquire the same, or the dissolution or liquidation of the Company or any sale or transfer of all or any part of its assets or business or any other corporate act or proceeding, whether of a similar character or otherwise.

          (b) Subject to the provisions of Section 16(d) of the Plan, the number of shares of the Stock in the Option Pool (less the number of shares theretofore delivered upon exercise of Options) and the number of shares of the Stock covered by any outstanding Option and the price per share payable upon exercise thereof (provided that in no event shall the option price be less than the par value of such shares) shall be appropriately adjusted by the Board in the event that the outstanding shares of the Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination of shares, or dividends payable in Stock. The decision of the Board as to the adjustment, if any, required by the provisions of this Section shall be final, binding and conclusive.

          (c) If the Company merges or consolidates with a wholly-owned subsidiary for the purpose of reincorporating itself under the laws of another jurisdiction, the Optionees will be entitled to acquire shares of the Stock of the reincorporated Company upon the same terms and conditions as were in effect immediately prior to such reincorporation (unless such reincorporation involves a change in the number of shares or the capitalization of the Company, in which case proportional adjustments shall be made as provided in this Section), and the Plan, unless otherwise rescinded by the Board, will remain the Plan of the reincorporated Company.

          (d) Except as otherwise provided in Section 16(c) of the Plan, if while unexercised, but vested, Options remain outstanding under the Plan
     (i) there is a Sale of the Company, or (ii) there takes place a Change of Control, or (iii) in other circumstances in which the Board in its sole and absolute discretion deems it appropriate for the provisions of this paragraph to apply, (A) the purchaser(s) of the Company's assets or capital stock may, in his, her or its discretion, deliver to the Optionee, to the extent that the right to purchase shares of the Stock under the Option has vested, the same kind of consideration (less the price per share payable upon exercise thereof) that is delivered to the holders of the Stock as a result of such Sale of the Company or Change of Control or other circumstances or (B) the Board may, in its sole determination, cancel the Option, to the extent not theretofore exercised, in exchange for consideration in cash or in kind, which consideration in the case of (A) or
     (B) shall be equal in value to the value of those shares of stock or other consideration the Optionee would have received had the Option been exercised (to the extent it has vested and not been exercised) and no disposition of the shares so acquired upon such exercise been made prior to

     Sale of the Company, Change of Control or other circumstances, less the price per share payable upon exercise thereof. Upon receipt of such consideration by the Optionee, the Option shall immediately terminate and be of no further force and effect, including with respect to the vested and unvested portion thereof. The value of the stock or other consideration the Optionee would have received if the Option had been exercised shall be determined in good faith by the Board. In addition, in the case a (i) Sale of the Company, (ii) Change of Control or (iii) other circumstance, as determined by the Board in its sole discretion, the vesting of the Option shall be accelerated as provided in Section 6(e).

          (e) Upon dissolution or liquidation of the Company, the Option shall terminate, but the Optionee (if at such time in the employment of the Company) shall have the right, immediately prior to such dissolution or liquidation, to purchase shares of the Stock pursuant to the Option to the extent such Option is then vested.

          (f) The issue by the Company of shares of Stock warrants, options, stock appreciation or other phantom stock rights or other securities of any class or series or securities convertible into or exchangeable or exercisable for shares of the Stock or other securities of any class or series for cash or property or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number, class or price of shares of the Stock then subject to outstanding Options.

17. AMENDMENT OR TERMINATION OF PLAN

     The Board may, in its sole and absolute discretion, modify, revise or terminate the Plan at any time and from time to time, provided, however, that if
Section 16(b) of the Exchange Act is at the time applicable to the Company the Board may not, without the further approval of the holders of at least a majority of the outstanding shares of the Stock, (a) materially increase the benefits accruing to Optionees under the Plan or make any "modifications" as that term is defined under Section 424(h)(3) (or its successor) of the Code if such increase in benefits or modifications would adversely affect the availability to the Plan of the protections of Rule 16b-3 under Section 16(b) of the Exchange Act; (b) change the aggregate number of shares of the Stock which may be issued under Options pursuant to the provisions of the Plan or the aggregate number of shares of Stock which may be issued to any single employee under Options, except as provided in Section 16; or (c) change the class of persons eligible under Options. Notwithstanding other provisions of this Section 17, no amendment shall adversely affect outstanding Options, and no termination shall terminate outstanding Options, without the consent of the Optionee.

18. CERTAIN RIGHTS OF THE COMPANY

     The Committee may, in its sole and absolute discretion, also require a member of the Management Group, a key employee or other person, as a condition to receiving any Option, to enter into a noncompetition agreement or other agreement in such form as the Committee may, from time to time in its sole and absolute discretion, determine.

19. EFFECTIVE DATE AND DURATION OF THE PLAN

     The Plan shall become effective and shall be deemed to have been adopted as of February 2, 2001. Unless the Plan shall have terminated earlier, the Plan shall terminate on the tenth (10th) anniversary of its effective date, and no Option shall be granted pursuant to the Plan after the day preceding the tenth
(10th) anniversary of its effective date.

20. NON-INTERFERENCE

     Each present and future Optionee acknowledges that services to be provided give him the opportunity to have special knowledge of the Company and its Confidential Information and the capabilities of individuals employed by or affiliated with the Company and that interference in these relationships would cause irreparable injury to the Company. In consideration of this Plan, Optionee covenants and agrees that for a period of twenty-four (24) months from termination, Optionee will not, without the express written approval of the Board, anywhere in the Market, directly or indirectly, in one or a series of transactions, or enter into any agreement to, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, agent, representative or other participant, in any business which competes with the Company or any of its Subsidiaries in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Optionee referred to above occur or are performed within or without the Market or (C) whether the

Optionee resides, or reports to an office, within or without the Market; provided, however, that (x) Optionee may, anywhere in the Market, in one or a series of transactions, own, invest or acquire an interest in up to five percent (5%) of the capital stock of a corporation whose capital stock is traded publicly; or that (y) Optionee may accept employment with a successor company to the Company. The scope and term of this Section 20 would not preclude Optionee from earning a living with an entity that does not compete with the Company or any of its Subsidiaries in the Market. For purposes of Sections 20 and 22, "Confidential Information" shall mean any confidential information including, without limitation, any trade secret, confidential study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how", trade secrets, customer lists, details of client or consultant contracts, pricing policies, sales techniques, confidential information relating to suppliers, information relating to the special and particular needs of the Company' customers operational methods, marketing plans or strategies, products and formulae, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, research or technical data, improvements or other proprietary or intellectual property of the Company, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that is or becomes generally available to the public other than as a result of a disclosure by Optionee not permissible hereunder. For purposes of this Section 20, "Market" means any county in the United States of America and each similar jurisdiction in Canada and in any other country in which the business of the Company or any of its subsidiaries was conducted or pursued by, engaged in by the Company or any of its subsidiaries prior to the date hereof or is conducted or engaged in or pursued, or is proposed to be conducted or engaged in or pursued, by the Company or any of its Subsidiaries at any time during the term of employment.

21. NON-SOLICITATION

     In consideration of this Plan, each Optionee covenants and agrees that during the period such Optionee is an officer, director or employee of the Company or any of its Subsidiaries and for two years thereafter, the Optionee shall not (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, agent, representative or any other person which has a business relationship with the Company or any of its Subsidiaries or had a business relationship with the Company or any of its Subsidiaries within the twenty-four (24) month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Company or any of its Subsidiaries, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within six (6) months prior to the date the Optionee or the Competitive Business employs or seeks to employ such person) employed or retained by the Company or any of its Subsidiaries. Notwithstanding the foregoing, nothing herein shall prevent the Optionee from providing a letter of recommendation to an employee with respect to a future employment opportunity.

22. CONFIDENTIAL INFORMATION

     During and after the Optionee's term of employment, Optionee will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for Optionee's own benefit or for the benefit of anyone other than the Company, any Confidential Information (as defined in Section 20 herein), whether prepared by Optionee or not; provided, however, that any Confidential Information may be disclosed (i) to officers, representatives, employees and agents of the Company who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the business of the Company. The Optionee shall use Optionee's commercially reasonable efforts to cause all persons or entities to whom Confidential Information shall be disclosed by Optionee hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. The Optionee shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Optionee shall provide the Company with prompt notice of such requirement, prior to making any disclosure, so that the Company may seek an appropriate protective order. At the request of the Company, the Optionee agrees to deliver to the Company all Confidential Information which Optionee may possess or control.

23. STOCKHOLDERS AGREEMENT

     Upon Optionee's exercise of an Option in accordance with the terms of this Plan, Optionee agrees that he will execute and become a party to the Company's Stockholders Agreement which will bind Optionee beyond the period of time that he owns any Stock or Options.

Exhibit 4.9(b)

                                    EXHIBIT I

                     to 2001 Non-Qualified Stock Option Plan

                             JACKSON PRODUCTS, INC.

                                 ---------------

                      Non-Qualified Stock Option Agreement

                          Option Certificate: No.

                                 ---------------



     WHEREAS, the Board of Directors (the "Board) has authorized the grant of stock options upon certain terms and conditions set forth in the Plan and herein; and

     WHEREAS, the Compensation Committee (the "Committee") has authorized the grant of this stock option pursuant and subject to the terms of the Plan, a copy of which is available from the Company and is hereby incorporated herein;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the Company and the Optionee, intending to be legally bound, covenant and agree as set forth on the first page hereof and as follows:

Specific Terms of the Option

     Subject to the terms and conditions hereinafter set forth and the terms and conditions of the Jackson Products, Inc. 2001 Non-Qualified Option Plan (the "Plan"), Jackson Products, Inc., a Delaware corporation (the "Company" which term shall include, unless the context otherwise clearly requires, all Subsidiaries (as defined in the Plan) of the Company), hereby grants the following option to purchase shares of the Class C Common Stock, par value $.01 per share (the "Stock"), of the Company:

          1. Name of Person to Whom the  Option  is  Granted  (the  "Optionee"):

          2. Date of Grant of Option:

          3. An Option for        (     ) Shares of the Stock.

          4. Option Exercise Price (per Share): $

          5. Term of Option:  Subject to Section 9 below, this Option expires at
     5:00 p.m. local New York, New York time on              .

          6. Vesting: As provided in Section 6 of the Plan.

Other Terms of the Option

          7. Grant. Pursuant and subject to the Plan, the Company does hereby grant to the Optionee a stock option (the "Option") to purchase from the Company the number of shares of Stock set forth in Section 3 on the first page hereof upon the terms and conditions set forth in the Plan and upon the additional terms and conditions contained herein. This Option is a non-qualified stock option and is not intended to qualify for special federal income tax treatment as an "incentive stock option" pursuant to
     Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

          8. Option Price. This Option may be exercised at the option price per share of Stock set forth in Section 4 on the first page hereof, subject to adjustment as provided herein and in the Plan.

          9. Term and Exercisability of Option. This Option shall expire on the earlier of (a) the date determined pursuant to Section 5 on the first page hereof and (b) the date determined pursuant to Sections 8 and 12 of the Plan, and shall be exercisable prior to such expiration in accordance with and subject to the terms and conditions set forth in the Plan (including but not limited to Sections 8 and 12 of the Plan) and those terms and conditions, if any, set forth in Section 6 on the second page hereof. If the Optionee dies before this Option has been exercised in full, the personal representative of the Optionee may exercise this Option prior to its expiration in accordance with the terms of the Plan.

          10. Method of Exercise. To the extent that the right to purchase shares of Stock has accrued hereunder, this Option may be exercised from time to time by written notice to the Company substantially in the form attached hereto as Exhibit A, stating the number of shares with respect to which this Option is being exercised, and accompanied by payment in full of the option price for the number of shares to be delivered, by means of payment acceptable to the Company in accordance with Section 10 of the Plan. Subject to the Plan and to Section 13 hereof, after its receipt of such notice, the Company shall, without transfer or issue tax to the Optionee (or other Person entitled to exercise this Option), deliver to the Optionee (or other person entitled to receive the shares of the Stock issuable upon exercise of this Option), at the principal executive offices of the Company or such other place as may be mutually acceptable, a certificate or certificates for such shares out of theretofore authorized but unissued shares or reacquired shares of its Stock as the Company may elect; provided, however, that the time of such delivery may be postponed by the Company for such period as may be required for it with reasonable diligence to comply with any applicable requirements of law. Payment of the option price may be made in cash or cash equivalents in accordance with the terms and conditions of Section 10 of the Plan. If the Optionee (or other person entitled to exercise this Option) fails to pay for and accept delivery of all of the shares specified in such notice upon tender of delivery thereof, his or her right to exercise this Option with respect to such shares not paid for may be terminated by the Company.

          11. Forfeiture, Restrictions on Exercise. This Option may be subject to forfeiture upon the occurrence of the events specified in Sections 6 of the Plan or restrictions on exercise upon the occurrence of events specified in Section 9 of the Plan.

          12. Nonassignability of Option Rights. This Option shall not be assignable or transferable by the Optionee except by will or by the laws of descent and distribution. During the life of the Optionee, this Option shall be exercisable only by him or her.

          13. Compliance with Securities Act. The Company shall not be obligated to sell or issue any shares of Stock or other securities pursuant to the exercise of this Option unless the shares of Stock or other securities with respect to which this Option is being exercised are at that time effectively registered or exempt from registration under the Securities Act of 1933, as amended, and applicable state securities laws. In the event shares or other securities shall be issued which shall not be so registered, the Optionee hereby represents, warrants and agrees that he or she will receive such shares or other securities for investment and not with a view to their resale or distribution, and will execute an appropriate investment letter satisfactory to the Company and its counsel as a condition precedent to any exercise of this Option in whole or in part.

          14.  Legends.   The  Optionee  hereby   acknowledges  that  the  stock
     certificate or certificates evidencing shares of the Stock or other securities issued pursuant to any exercise of this Option will bear a legend setting forth the restrictions on their transferability described in Sections 11 and 13 hereof, in Sections 11 and 13 of the Plan, and under any applicable agreements between the Optionee and the Company or any of its stockholders, including the Management Subscription Agreement (as amended or modified in accordance with its terms, the "Management Subscription Agreement"), dated as of February 2, 2001, by and among the Company and the management stockholders party thereto and the Stockholders Agreement (as amended or modified in accordance with its terms, the "Stockholders Agreement"), dated as of February 2, 2001, by and among the Company and its stockholders.

          15. Rights as Stockholder. The Optionee shall have no rights as a Stockholder with respect to any shares of the Stock or other securities covered by this Option until the date of issuance of a certificate to him or her for such shares or other securities and the execution by the Optionee of a counterpart signature page to the Stockholders Agreement. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

          16. Certain Agreements. The Optionee hereby agrees to and joins in as a "Management Stockholder", and agrees to be bound as a "Management Stockholder" and "Management Investor" by the terms and conditions of the Stockholders Agreement. The Optionee hereby further acknowledges and agrees that the Option and the shares of the Stock issuable upon exercise of the Option are and shall be subject to the terms and provisions of the Stockholders Agreement. All Options and the underlying shares of Stock held by an Optionee will be subject to (a) the call provisions contained in
     Section 9 of the Company's Management Subscription Agreement and (b) the Stockholders Agreement in each case, as if the Optionee were a party to such agreements.

          17. Withholding Taxes. The Optionee hereby agrees, as a condition to any of this Option, to provide to the Company an amount sufficient to satisfy its obligation to withhold certain federal, state and local taxes arising by reason of such exercise (the "Withholding Amount") by (a) authorizing the Company to withhold the Withholding Amount from his or her cash compensation, or (b) remitting the Withholding Amount to the Company in cash; provided, however, that to the extent that the Withholding Amount is not provided by one or a combination of such methods, the Company in its sole and absolute discretion may refuse to issue such shares of Stock.

          18. Termination or Amendment of Plan. The Board may in its sole and absolute discretion at any time terminate or from time to time, modify or amend the Plan, but no such termination or amendment will adversely affect rights and obligations under this Option without the consent of the Optionee.

          19. Effect Upon Employment. Nothing in this Option or the Plan shall be construed to impose any obligation upon the Company to employ or retain in its employ, or continue its involvement with, the Optionee.

          20. Time for Acceptance. Unless the Optionee shall evidence his or her acceptance of this Option by execution of this Agreement within seven (7) days after its delivery to him or her, the Option and this Agreement shall be null and void.

          21. Non-Interference. Each present and future Optionee acknowledges that services to be provided give him the opportunity to have special knowledge of the Company and its Confidential Information and the capabilities of individuals employed by or affiliated with the Company and that interference in these relationships would cause irreparable injury to the Company. In consideration of this Plan, Optionee covenants and agrees that for a period of twenty-four (24) months from termination, Optionee will not, without the express written approval of the Board, anywhere in the Market, directly or indirectly, in one or a series of transactions, or enter into any agreement to, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, agent, representative or other participant, in any business which competes with the Company or any of its Subsidiaries in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Optionee referred to above occur or are performed within or without the Market or (C) whether the Optionee resides, or reports to an office, within or without the Market;; provided, however, that (x) Optionee may, anywhere in the Market, in one or a series of transactions, own, invest or acquire an interest in up to five percent (5%) of the capital stock of a corporation whose capital stock is traded publicly; or that (y) Optionee may accept employment with a successor company to the Company. The scope and term of this Section 21 would not preclude Optionee from earning a living with an entity that does not compete with the Company or any of its Subsidiaries in the Market. For purposes of Sections 21 and 23, "Confidential Information" shall mean any confidential information including, without limitation, any trade secret, confidential study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how", trade secrets, customer lists, details of client or consultant contracts, pricing policies, sales techniques, confidential information relating to suppliers, information relating to the special and particular needs of the Company' customers operational methods, marketing plans or strategies, products and formulae, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, research or technical data, improvements or other proprietary or intellectual property of the Company, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that is or becomes generally available to the public other than as a result of a disclosure by Optionee not permissible hereunder. For purposes of this Section 21, "Market" means any county in the United States of America and each similar jurisdiction in Canada and in any other country in which the business of the Company or any of its subsidiaries was conducted or pursued by, engaged in by the Company or any of its subsidiaries prior to the date hereof or is conducted or engaged in or pursued, or is proposed to be conducted or engaged in or pursued, by the Company or any of its Subsidiaries at any time during the term of employment.

          22. Non-Solicitation. In consideration of this Plan, each Optionee covenants and agrees that during the period such Optionee is an officer, director or employee of the Company or any of its Subsidiaries and for two years thereafter, the Optionee shall not (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, agent, representative or any other person which has a business relationship with the Company or any of its Subsidiaries or had a business relationship with the Company or any of its Subsidiaries within the twenty-four (24) month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Company or any of its Subsidiaries, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within six (6) months prior to the date the Optionee or the Competitive Business employs or seeks to employ such person) employed or retained by the Company or any of its Subsidiaries. Notwithstanding the foregoing, nothing herein shall prevent the Optionee from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          23. Confidential Information. During and after the Optionee's term of employment, Optionee will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for Optionee's own benefit or for the benefit of anyone other than the Company, any Confidential Information (as defined in Section 21 herein), whether prepared by Optionee or not; provided, however, that any Confidential Information may be disclosed (i) to officers, representatives, employees and agents of the Company who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the business of the Company. The Optionee shall use Optionee's commercially reasonable efforts to cause all persons or entities to whom Confidential Information shall be disclosed by Optionee hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. The Optionee shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Optionee shall provide the Company with prompt notice of such requirement, prior to making any disclosure, so that the Company may seek an appropriate protective order. At the request of the Company, the Optionee agrees to deliver to the Company all Confidential Information which Optionee may possess or control.

          24. General Provisions.

               (a) Amendment. This Agreement, including the Plan, contains the full and complete understanding and agreement of the parties hereto as to the subject matter hereof and may not be modified or amended, nor may any provision hereof be waived, except by a further written agreement duly signed by each of the parties. The waiver by either of the parties hereto of any provision hereof in any instance shall not operate as a waiver or any other provision hereof or in any other instance.

               (b) Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto and, to the extent provided herein and in the Plan, their respective heirs, executors, administrators, representatives, successors and assigns.

               (c) Construction. This Agreement is to be construed in accordance with the terms of the Plan. In case of any conflict between the Plan and this Agreement, the Plan shall control. The titles of the sections of this Agreement and of the Plan are included for convenience only and shall not be construed as modifying or affecting their provisions. The masculine gender shall include both sexes; the singular shall include the plural and the plural the singular unless the context otherwise requires.

               (d) Notices. Any notice in connection with this Agreement shall be deemed to have been properly delivered if it is in writing and is delivered in hand or sent by registered or certified mail, return receipt requested, to the party addressed as follows, unless another address has been substituted by notice so given:

         To the Optionee:           To his or her address as listed
                                    on the books of the Company.

         To the Company:            Jackson Products, Inc.
                                    2997 Clarkson Road
                                    Chesterfield, Missouri 63017
                                    Attention: Christopher T. Paule
         with a copy to:            Summit Capital Group
                                    600 Harris, Suite 6110
                                    Houston, Texas 77002
                                    Attention: George B. Kelly

         and a copy to:             The Jordan Company LLC
                                    767 Fifth Avenue, 48th Floor
                                    New York, New York 10153
                                    Attention: A. Richard Caputo, Jr.

25.      GOVERNING LAW.

         THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE. EACH OF THE PARTIES HERETO ACKNOWLEDGES AND AGREES THAT IN THE EVENT OF ANY BREACH OF THIS AGREEMENT OR ANY AGREEMENT RELATING TO OR CONTEMPLATED BY THIS AGREEMENT OR ANY OPERATIVE DOCUMENTS, THE NON-BREACHING PARTY WOULD BE IRREPARABLY HARMED AND COULD NOT BE MADE WHOLE BY MONETARY DAMAGES, AND THAT, IN ADDITION TO ANY OTHER REMEDY TO WHICH THEY MAY BE ENTITLED AT LAW OR IN EQUITY, THE PARTIES SHALL BE ENTITLED TO SUCH EQUITABLE OR INJUNCTIVE RELIEF AS MAY BE APPROPRIATE. EACH PARTY AGREES THAT JURISDICTION AND VENUE WILL BE PROPER IN THE STATE OF DELAWARE AND WAIVES ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. EACH PARTY WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE PARTY AT THE ADDRESS SET FORTH IN THIS AGREEMENT, OR AS OTHERWISE PROVIDED BY THE LAWS OF THE STATE OF DELAWARE OR THE UNITED STATES. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 25(a) SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN ANY OTHER FORUM OR THAT TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE JURISDICTION.


JACKSON PRODUCTS, INC.



By:
    --------------------------------         -----------------------------------
Title:                                             (Signature of Optionee)

                          EXHIBIT A to Option Agreement

                          [FORM FOR EXERCISE OF OPTION]






Jackson Products, Inc.
[Address as specified in Section 24(d)
of the Option Agreement]

RE: Exercise of Option under Jackson Products,  Inc.'s
2001 Non-Qualified Option Plan

Gentlemen:

          Please take notice that the undersigned hereby elects to exercise the stock option granted to on by and to the extent of purchasing shares of Class C Common Stock, par value $.01 per share, of Jackson Products, Inc. (the "Company") for the option price of $ per share, subject to the terms and conditions of the Option Agreement between and the Company dated as of (the "Option Agreement").

          The undersigned encloses herewith payment, in cash or in such other property as is permitted under the Plan, of the purchase price for said shares. The undersigned hereby agrees to provide the Company an amount sufficient to satisfy the obligation of the Company to withhold certain taxes, as provided in the Option Agreement and the Plan.

          The undersigned hereby specifically confirms to the Company that he or she is acquiring said shares for investment and not with a view to their sale or distribution, and that said shares shall be held subject to all of the terms and conditions of said Option Agreement.

                                                     Very truly yours,




Date
    --------------------------------                 ---------------------------
                                                     (Signed by or other party
                                                       duly exercising option)

Exhibit 4.12

                             JACKSON PRODUCTS, INC.

             AMENDED AND RESTATED MANAGEMENT SUBSCRIPTION AGREEMENT

     THIS AMENDED AND RESTATED SUBSCRIPTION AGREEMENT, dated as of February 2, 2001 (this "Agreement"), is made by and among Jackson Products, Inc., a Delaware corporation (the "Company"), whose address is 2997 Clarkson Road, Chesterfield, Missouri 63017, and the persons and entities whose names are set forth at the end of this Agreement (collectively the "Stockholders").

     WHEREAS, certain Stockholders and the Company entered into a Management Subscription Agreement, dated as of August 16, 1995 (the "Original Agreement"), as amended by that certain First Amendment to Management Subscription Agreement, dated as of March 1, 1996 and the Second Amendment to Management Subscription Agreement, dated as of December 1, 1996;

     WHEREAS, the Company, SCG Acquisition LLC and certain selling stockholders of the Company have entered into a Stock Purchase Agreement, dated as of December 29, 2000 (as amended from time to time, in accordance with the terms set forth therein, the "Purchase Agreement");

     WHEREAS, in connection with the transactions contemplated by the Purchase Agreement, the Company will offer certain management employees of the Company the opportunity to subscribe for shares of the Company's Class C Common Stock, par value $.01 per share (the "Class C Common Stock"); and

     WHEREAS, the Stockholders and the Company now desire to amend and restate in its entirety the Original Agreement to provide for such subscriptions and to incorporate other changes agreeable to the Stockholders and the Company;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree to enter into this Agreement.

          1. Affirmation of Original Agreement. Each Stockholder who was a party to the Original Agreement hereby affirms the acknowledgments, agreements, understandings, representations, warranties and covenants made by such Stockholder in the Original Agreement and understands that the Company may continue to rely on the foregoing in connection with the transactions contemplated by this Agreement.

          2. Stock Subscriptions.

               (a) Each  Stockholder  (i) herewith  subscribes for the number of shares set forth opposite Stockholder's name in Exhibit 1 hereto of the Class C Common Stock which is convertible, under certain circumstances under the Company's Third Amended and Restated Certificate of Incorporation, into the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock" and together with the Class C Common Stock and the other classes of common stock of the Company, "Common Stock"), all as more specifically described in
          Exhibit 1, at a purchase price for the Class C Common Stock of $1,071.33 per share, (ii) tenders in consideration of the subscription for such Class C Common Stock (A) the net proceeds payable to the Stockholder from retention and/or sale of business bonuses as fully described in Exhibit 1, (B) a Non-Recourse Promissory Note executed and delivered by the Stockholder in favor of the Company in substantially the form of Exhibit 2 attached hereto (the "Non-Recourse Notes") and in an initial principal amount set forth in Exhibit 1 hereto, and/or (C) cash, as more fully described in Exhibit 1, and
          (iii) herewith agrees to enter into a Stock Pledge Agreement in favor of the Company in substantially the form of Exhibit 3 attached hereto (the "Pledge Agreements") in order to secure the payment of amounts due under the Non-Recourse Notes. Each of the Stockholders, in order to facilitate the transactions contemplated by this Agreement, authorizes and appoints the Company or any of its representatives to direct the transfer of the subscription consideration from any account which such amounts may be paid into for the benefit of such Stockholder to any account established for the benefit of the Company. For purposes of this Agreement, the Class C Common Stock (and the Class A Common Stock, if any, issued upon conversion thereof) and the Options and the Option Shares (each as defined in Section 2(b)) are collectively referred to as the "Securities").

               (b) The Company pursuant to the Company Stock Option Plan (as defined in Section 3(b) hereof) shall grant to the Executive Management Group (as defined in Section 11) options (the "Options") to purchase shares of Class C Common Stock (the "Option Shares"). Such Options will vest as set forth in the Company Stock Option Plan.

               (c) Each Stockholder acknowledges to the Company and the other Stockholders that such Stockholder understands and agrees, as follows:

               THE SECURITIES HAVE NOT BEEN REGISTERED UNDER FEDERAL OR STATE SECURITIES LAWS. THE SECURITIES ARE VERY SPECULATIVE AND RISKY. THERE IS NO PUBLIC OR OTHER MARKET FOR THE SECURITIES NOR IS ANY LIKELY TO DEVELOP. THE COMPANY AND ITS SUBSIDIARIES HAVE BORROWED A SUBSTANTIAL PORTION OF THE FUNDS USED TO OPERATE ITS BUSINESS. EACH STOCKHOLDER ACKNOWLEDGES THAT STOCKHOLDER MAY AND CAN AFFORD TO LOSE STOCKHOLDER'S ENTIRE INVESTMENT AND THAT STOCKHOLDER UNDERSTANDS STOCKHOLDER MAY HAVE TO HOLD THIS INVESTMENT INDEFINITELY.

               (d) Each certificate evidencing the Securities being issued pursuant to this Agreement shall bear legends reflecting (i) this Agreement's existence and (ii) the fact that the Securities have not been registered under Federal or state securities laws and are subject to limitations on transfer set forth herein and set forth in a Stockholders Agreement, of even date herewith, by and among the Company and the Company's stockholders (the "Stockholders Agreement"). Each Stockholder acknowledges that the effect of these legends, among other things, is or may be to limit or destroy the value of the certificate for purposes of sale or for use as loan collateral. Each Stockholder consents that "stop transfer" instructions may be noted against the Securities sold to Stockholder hereunder. Each Stockholder acknowledges that Stockholder is required to become a party to the Stockholders Agreement as a condition to acquiring the Securities hereunder.

          3. Proposed Transaction.


               (a) This Agreement summarizes certain pertinent documents as well as applicable laws and regulations. While the Company believes that these summaries fairly reflect and summarize such matters, each Stockholder acknowledges that such summaries are not complete and are qualified in their entirety by reference to the complete texts thereof of the documents, laws and regulations so summarized.

               (b) Each Stockholder acknowledges that Stockholder has had access to and has had ample opportunity to review and understand the current form of each of the following documents:

                    A.  The  Third   Amended   and   Restated   Certificate   of
               Incorporation of the Company.

                    B. The Amended and Restated By-laws of the Company.

                    C. The Purchase Agreement, including all exhibits and schedules thereto.

                    D. The  Revolving  Credit and  Acquisition  Loan  Agreement,
               dated as of April 22, 1998, by and among the Company, BankBoston, N.A., as Agent, and Mercantile Bank National Association, as Co-Agent for the Lenders named therein (as amended to date, the "Credit Agreement"), including all exhibits and schedules thereto.

                    E. The  Indenture,  dated as of April 22, 1998,  between the
               Company   and  State   Street   Bank  and  Trust   Company   (the
               "Indenture"), with respect to the Company's outstanding $115,000,000 principal amount of outstanding 9 1/2% Senior Subordinated Notes, including all exhibits and schedules thereto.

                    F. The  Stockholders  Agreement,  including all exhibits and schedules thereto.

                    G. The Non-Recourse Notes, including all exhibits and schedules thereto.

                    H.  The  Pledge  Agreements,   including  all  exhibits  and
               schedules thereto.

                    I. The 2001 Jackson Management Stock Option Plan in substantially the form of Exhibit 4 (the "Company Stock Option Plan") of even date herewith, adopted by the Board of Directors of the Company, including all exhibits thereto.

                    J. This Agreement and all exhibits and schedules hereto.

               The documents referred to in A through J are hereinafter collectively referred to as the "Operative Documents", except that, for purposes of Section 12(h), this Agreement will not be considered an Operative Document.

               The Company has afforded each Stockholder and each Stockholder's advisors, if any, the opportunity to discuss an investment in the Securities and to ask questions of representatives of the Company concerning the terms and conditions of the offering of the Securities and the Operative Documents, and such representatives have provided answers to all such questions concerning the offering of the Securities and the Operative Documents. Each Stockholder has consulted its own financial, tax, accounting and legal advisors, if any, as to such Stockholder's investment in the Securities and the consequences thereof and risks associated therewith and the Operative Documents.
          Each Stockholder and such Stockholder's advisors, if any, have examined or have had the opportunity to examine before the date hereof the Operative Documents and all information that the Stockholder deems to be material to an understanding of the Company, the proposed business of the Company, and the offering of the Securities. Each Stockholder also acknowledges that to Stockholder's knowledge there have been no general or public solicitations or advertisements or other broadly disseminated disclosures (including, without limitation, any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio, or any seminar or meeting whose attendees have been invited by any general solicitation or advertising) by or on behalf of the Company regarding an investment in the Securities.

          4. Stockholder Representations and Warranties.

               (a)  Each   Stockholder   represents   and  warrants   that  such
          Stockholder: (i) (A) is employed in a managerial or executive position with the Company and is familiar with the Company's operations, financial condition and business prospects, or (B) is a family member of a person described in clause (A), and is relying upon such person in acquiring the Securities hereunder; and (ii) has had an opportunity to select and consult with such attorneys, business consultants and any other person(s) the Stockholder has wished to confer with since the time when the transactions contemplated by the Purchase Agreement and such Stockholder's participation were first discussed with such Stockholder. Each Stockholder acknowledges that the Company has made available to such Stockholder, prior to the signing of this Agreement and the sale of any Securities, the opportunity to ask questions of any person authorized to act on behalf of the Company concerning any aspect of the investment and to obtain any additional information, to the extent the Company possesses such information or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information.

               (b) Each Stockholder agrees that Stockholder will not transfer any Securities if such transfer would result in a default by the Company under the provisions of the Operative Documents.

               (c) Each Stockholder agrees that Stockholder will complete, execute and file a form of election under Section 83(b) of the Internal Revenue Code of 1986, as amended, with the Internal Revenue Service within thirty (30) days of the execution of this Agreement and the purchase of the Securities.

          5. Risk Factors.

               (a) Each Stockholder acknowledges to the Company and the other Stockholders that such Stockholder knows and understands that the Company has borrowed a substantial portion of the funds used to operate its business. It is unlikely that dividends will be paid on the Securities. There is no legal requirement or promise made by the Company to declare or pay such dividends and such dividends may not in any event be paid if such payment would violate any term of the Operative Documents. Certain of the Operative Documents severely restrict the ability of the Company to make any dividend or redemption payments in any case and such payment may be restricted by future agreements or instruments binding on the Company. If a Stockholder ceases to be an employee of the Company such Stockholder's Securities may be subject to certain rights of the Company to repurchase such Securities under this Agreement or the Stockholder's employment agreement with the Company, if any. Under the repurchase payment terms, such Stockholders may not receive full cash payment in return for the Stockholder's Securities for several years. Furthermore, each

          Stockholder acknowledges that he has pledged, pursuant to the Pledge Agreement, the Securities held by such Stockholder for the benefit of the Company to secure payment of the amounts due under the Non-Recourse Note of such Stockholder. Under the terms of the Pledge Agreements, each Stockholder may forfeit the Stockholder's Securities upon certain defaults under the Non-Recourse Note or Pledge Agreement executed by such Stockholder. Also, dividend and redemption payments may be made only from funds available to the Company for such use as provided by applicable law and such dividend and redemption payments may be restricted by the terms of the Operative Documents.

               (b) Each Stockholder acknowledges that any financial projections or forecasts with respect to the Company are only forecasts prepared by management, which are subject to many assumptions and factors beyond the Company's control, and that there are no assurances that these forecasts will be realized.

               (c) Each Stockholder acknowledges to the Company and the other Stockholders that Stockholder knows and understands that an investment in the Securities of the Company is a speculative investment which involves a high risk of loss and that on and after the date hereof, there will be no public market for the Securities and the Company does not contemplate that a public market will develop.

          6. Securities Law and Other Matters.

               (a) Each  Stockholder  represents and warrants to the Company and the other Stockholders that Stockholder used no "purchaser's representative" (as that term is used in Regulation D as promulgated by the Securities and Exchange Commission) in connection with the transactions contemplated by the Operative Documents. Each Stockholder represents and warrants to the Company and the other Stockholders that neither The Jordan Company, LLC ("Jordan"), Summit Capital Group ("Summit") nor any of their respective partners, members, principals, directors, officers, representatives, attorneys, agents, employees or affiliates has acted as a representative of said Stockholder in the subject transaction. Each Stockholder hereby releases Jordan, Summit and each of their respective partners, members, principals, directors, officers, representatives, attorneys, agents, employees and affiliates from and against any claims in respect of each Stockholder's subscription for the Securities and any related transaction hereunder or under the Operative Documents. Each Stockholder represents and
          warrants  that  such   Stockholder  has   substantial   knowledge  and
          experience in financial, investment and business matters, and specifically in the business of the Company, and has the requisite knowledge and experience to evaluate the risks and merits of this investment. Each Stockholder represents and warrants that the decision of such Stockholder to purchase the Securities hereunder has been made by such Stockholder independent of any other Stockholder and independent of any statements, disclosures or judgments as to the properties, business, prospects or condition (financial or otherwise) of the Company which may have been made or given by any Stockholder or other person. Each Stockholder represents and warrants to the Company and the Company's other stockholders that Stockholder can and will bear the economic risks of Stockholder's investment in the Company and acknowledges that the Stockholder is able to hold the Company's unregistered Stock indefinitely and is able to sustain a complete loss if the Securities become worthless or are forfeited pursuant to the Pledge Agreement executed by such Stockholder.

               (b)  Each  Stockholder   acknowledges  to  the  Company  and  the
          Company's other Stockholders that the Securities being purchased hereunder have not been registered under the Securities Act of 1933, as amended, (the "Securities Act") on the ground that the sales of Securities pursuant to this Agreement are exempt under Section 4(2) of the Securities Act as not constituting a distribution, and that the Company's reliance on such exemption is predicated in part on each Stockholder's representation which Stockholder herewith makes that the Securities have been acquired solely by and for the account of such Stockholder for investment purposes only, and are not being purchased for subdivision, fractionalization, resale or distribution. Other than as expressly set forth in the Operative Documents, such Stockholder has no contract, undertaking, agreement or arrangement with any other Stockholder to sell, transfer or pledge to such other Stockholder or anyone else the Securities (or any part thereof) which such Stockholder has purchased hereunder, and such Stockholder has no present plans or intentions to enter into any such contract, undertaking, agreement or arrangement. The Securities have not been registered or qualified for resale under applicable securities laws, and may not be sold except pursuant to such registration or qualification thereunder or an exemption therefrom. Such Stockholder has adequate means of providing for Stockholder's current needs and possible contingencies. Each Stockholder further acknowledges to the Company that the Securities being sold to said Stockholder must be held indefinitely unless they are subsequently registered under the Securities Act or a transfer is made pursuant to an exemption from such registration, including, for example, pursuant to Rule 144 thereunder. Each Stockholder further represents and warrants to the Company and the Company's other stockholders that such Stockholder's financial condition is such that Stockholder is not under any present necessity or constraint, and does not foresee in the future any necessity or constraint, to dispose of these shares to satisfy any existing or contemplated debt or undertaking.

               (c) In the event that in the future the Company engages in any negotiation or transaction (including a merger or consolidation or other reorganization by or of the Company) in which Regulation D promulgated by the Securities and Exchange Commission may or will be available to the Company, each of the Stockholders who is not then a professional investor agrees irrevocably (and with the knowledge and intention that the other holders of the Company's stock of all classes will rely thereon in making their respective present investment decisions) that Stockholder will, within 5 business days of notice from the Company, which may be given in the sole discretion of the Company, appoint a purchaser's representative or representatives who shall be qualified and acceptable to the Company and any other person(s) who is (are) involved in the proposed transaction so that the maximum benefits of Regulation D shall be available to the Company and all of its Stockholders. Any Stockholder who does not perform this covenant shall be liable to the Company and all of the Company's other stockholders for any damage or loss that may or might be incurred thereby.

          7. Registration Rights.

               The Securities have not been registered under Federal or state securities laws and, in consequence thereof, all of the Securities must be held indefinitely unless (a) subsequently registered under applicable Federal and state securities laws or (b) exemptions from such registration are available at the time of a proposed sale or transfer thereof. Except as set forth in the Stockholders Agreement, the Company has no agreements in respect of a registration statement under either Federal or state law.

          8. Legend.

               All certificates representing shares of Securities shall be endorsed as follows:

               "THIS CERTIFICATE IS SUBJECT TO, AND IS TRANSFERABLE ONLY UPON COMPLIANCE WITH, THE PROVISIONS OF A STOCKHOLDERS AGREEMENT, DATED FEBRUARY 2, 2001, AMONG THE COMPANY AND ITS STOCKHOLDERS AND SUBSCRIPTION AGREEMENTS, DATED FEBRUARY 2, 2001, AMONG THE COMPANY AND CERTAIN INVESTORS THEREIN. REFERENCE ALSO IS MADE TO THE RESTRICTIVE PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND BY-LAWS OF THE COMPANY. A COPY OF THE ABOVE REFERENCED AGREEMENTS ARE ON FILE AT THE OFFICE OF THE COMPANY, 2997 CLARKSON ROAD, CHESTERFIELD, MISSOURI 63017.

               THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT, OR AN EXEMPTION FROM REGISTRATION, UNDER SAID ACT."

          9. Repurchase Provisions.

               (a) Call Upon Termination. If the employment by the Company of any Stockholder is terminated at any time:


                    (i) by the  Company or the  Stockholder  due to the death of the Stockholder;

                    (ii) by the Company or the Stockholder due to Disability (as
               defined in Section 11);

                    (iii) by the  Company  due to Cause or  Material  Breach (as
               defined in Section 11);

                    (iv) by the Company due to  Unsatisfactory  Performance  (as
               defined in Section 11);

                    (v) by the  Company  due to any  reason not  referred  to in clauses (i) through (iv), or for no reason,

                    (vi) by the  Stockholder  due to Good  Reason (as defined in
               Section 11); or

                    (vii) by the  Stockholder  due to Retirement  (as defined in
               Section 11); or

                    (viii) by the Stockholder  voluntarily or for any reason not referred to in clauses (i), (ii) or (vi) or for no reason, then, all, but not less than all, of the Securities owned by such Stockholder and by all of such Stockholder's Permitted Transferees under the Stockholders Agreement may be repurchased by the Company, at the option of the Company, at the "call" price for the Securities, as follows:

                         1. If the  termination  is for the reason  described in
                    clause (iii) above, the call price for shares of Common Stock shall be Cost (as defined in Section 11), payable in cash, Three Year Junior Notes (as defined in Section 11) or any combination thereof.

                         2. If the termination is for reasons described in clauses (i), (ii), (iv) or (vi):

                         (A) If the  termination  occurs on or before  the first
                    anniversary of this Agreement, the call price for shares of Common Stock shall be Cost, payable in cash.

                         (B) If the termination occurs after the first anniversary of this Agreement and on or before the second anniversary of this Agreement, the call price for shares of Common Stock shall be as follows: (i) for 33 1/3% of the called shares the call price shall be the Fair Market Value of the shares on the date of the call, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i); and (ii) for 66 2/3% of the call shares the call price shall be the Cost of the call shares, payable in cash.

                         (C) If the termination occurs after the second anniversary of this Agreement and on or before the third anniversary of this Agreement, the call price for shares of Common Stock shall be as follows: (i) for 66 2/3% of the call shares the call price shall be the Fair Market Value of the shares on the date of the call, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i); and (ii) for 33 1/3% of the call shares the call price shall be the Cost of the call shares, payable in cash.

                         (D) If the termination occurs after the third anniversary of this Agreement, the call price for shares of Common Stock shall be the Fair Market Value of the call shares on the date of the call, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i).

                         3. If the termination is for reasons described in clauses (v) or (vii) above, the call price for shares of Common Stock shall be the Fair Market Value of the called shares on the date of the call, payable in cash, Three Year Junior Notes or any combination thereof.

                         To exercise the foregoing call rights, the Company must
                    notify the Stockholder of its exercise of such call rights within six months following termination.

                         4. If the termination is for reasons described in clause (viii) above:

                         (A) If the  termination  occurs on or before  the third
                    anniversary of this Agreement, the call price for shares of Common Stock shall be Cost, payable in cash, Three Year Junior Notes or any combination thereof.

                         (B) If the termination occurs after the third anniversary of this Agreement, the call price for shares of Common Stock shall be the Fair Market Value of the called shares on the date of the call, payable in cash, Three Year Junior Notes or any combination thereof.

                         To exercise the foregoing call rights, the Company must
                    notify the Stockholder of its exercise of such call rights within six months following termination. In the event that the termination of the Stockholder relates to circumstances involving Cause or Material Breach, then the Company's call rights under Section 9(a) will take precedence over and supersede any Stockholder put rights hereunder.

                         5. If the  termination  is for any  reason  other  than
                    Cause or Material Breach, the call price for unexercised, but earned and vested Stock Options (determined pursuant to the terms and conditions of the Company Stock Option Plan) shall be the Fair Market Value of the Option Shares which the Stockholder would have received had the Stockholder exercised the Options less the exercise price of such Options, payable in cash, Three Year Junior Notes or any combination thereof (subject to the provisions of Section 9(i)). Pursuant to the Company Stock Option Plan, if the termination is for Cause or Material Breach, all of such Stockholder's Options will upon the Stockholder's termination be considered unvested, irrespective of being previously vested, and the Options of such Stockholder will automatically terminate and expire without any payment.

               (b) Stockholder Put Rights. If the employment by the Company of any Stockholder is terminated at any time:

                    (i) due to the death of the Stockholder;

                    (ii) due to Disability;

                    (iii) by the Company due to Unsatisfactory Performance;

                    (iv) by the  Company  due to any reason not  referred  to in clause (i) or (ii) other than Cause or Material Breach;

                    (v) by the Stockholder due to Good Reason; or

                    (vi) by the Stockholder due to Retirement; then the Stockholder (or, solely in the case of death, the person or persons to whom the Stockholder's rights with respect to the Securities shall have lawfully passed by will or by applicable law) may, at the Stockholder's or their option, cause the Company to repurchase any or all of the Common Stock owned by such Stockholder and by all of the Stockholder's Permitted Transferees under the Stockholders Agreement at the put price described below:

                         1. If the Termination is for reasons described in clause (i), (ii), (iii) or (v) above:

                         (A) If the  termination  occurs on or before  the first
                    anniversary of this Agreement, the put price for shares of Common Stock shall be Cost, payable in cash.

                         (B) If the termination occurs after the first anniversary of this Agreement and on or before the second anniversary of this Agreement, the put price for shares of Common Stock shall be as follows: (i) for 33 1/3% of the put shares the put price shall be the Fair Market Value of the shares on the date of the put, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i); and (ii) for 66 2/3% of the put shares the put price shall be the Cost of the put shares, payable in cash.

                         (C) If the termination occurs after the second anniversary of this Agreement and on or before the third anniversary of this Agreement, the put price for shares of Common Stock shall be as follows: (i) for 66 2/3% of the put shares the put price shall be the Fair Market Value of the shares on the date of the put, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i); and (ii) for 33 1/3% of the put shares the put price shall be the Cost of the put shares, payable in cash.

                         (D) If the termination occurs after the third anniversary of this Agreement, the put price for shares of Common Stock shall be the Fair Market Value of the put shares on the date of the put, payable in cash, Three Year Junior Notes or any combination thereof, subject to the provisions of Section 9(i).

                         2. If the termination is for reasons described in clauses (iv) or (vi) above, the put price for shares of Common Stock shall be the Fair Market Value of the put shares on the date of the put, payable in cash, Three Year Junior Notes or any combination thereof.

                         3. If the  termination  is for any  reason  other  than
                    Cause or Material Breach, the put price for unexercised, but earned and vested Options (determined pursuant to the Company Option Plan) shall be the Fair Market Value of the Option Shares which the Stockholder would have received had the Stockholder exercised the Options, less the exercise price of such Options, payable in cash, Three Year Notes or any combination thereof (subject to the provisions of
                    Section 9(i)). Pursuant to the Company Option Plan, if the termination is for Cause or Material Breach, all of such Stockholder's Options will upon the Stockholder's termination be considered unvested, irrespective of being previously vested, and the Options of such Stockholder will automatically terminate and expire without any payment.

                         To exercise the foregoing put rights,  the  Stockholder
                    or such persons who may exercise the put must notify the Company of its or their exercise of such put rights within six months following termination. In the event that the termination of the Stockholder relates to circumstances involving Cause or Material Breach, then the Company's call rights under Section 9(a) will take precedence over and supersede any Stockholder put rights hereunder.

               (c) Put Upon Voluntary Stockholder Termination. If the employment by the Company of the Stockholder is terminated by the Stockholder voluntarily or for any reason not referred to in clauses (i) through
          (vi) of Section 9(b), and the Company would not otherwise have the right to terminate the employment of the Stockholder for Cause or Material Breach, then the Stockholder, at Stockholder's option, may cause the Company to repurchase the Common Stock owned by such Stockholder and by all of the Stockholder's Permitted Transferees under the Stockholders Agreement at the put price described below:

                    (A) If the termination occurs on or before the third anniversary of this Agreement, the put price shall be Cost payable in cash; provided, however, the Stockholder shall have the right to put only the number of shares of Common Stock whose aggregate Cost equals the Stockholder's Percentage of the Put Pool (as defined in Section 11) at the date of the put, and with any remaining shares continuing to be held by such Stockholder, subject to the call provisions of this Agreement.

                    (B) If the  termination  is after the third  anniversary  of this Agreement, the put price shall be Fair Market Value, with the amount equal to Cost of such Securities payable in cash, and for any amount equal to Fair Market Value minus Cost, payable, at the option of the Company, in cash, Three Year Junior Notes or any combination thereof; provided, however, that the Stockholder shall have the right to put only the number of shares of Common Stock whose aggregate Cost equals the Stockholder's Percentage of the Put Pool at the date of the put, and with any remaining shares continuing to be held by such Stockholder, subject to the call provisions of this Agreement.

                    To exercise the foregoing  put rights,  the  Stockholder  or such persons who may exercise the put must notify the Company of its or their exercise of such put rights within six months following termination. In the event that the termination of the Stockholder relates to circumstances involving Cause, then the Company's call rights under Section 9(a) will take precedence over and supersede any Stockholder put rights hereunder.

               (d) Payment of Non-Recourse Notes; Right of Set-Off. (i) Amounts payable to a Stockholder upon the repurchase of Securities pursuant to this Section 9 shall first be applied to the outstanding principal, interest and any other amounts owed under the Non-Recourse Note made by such Stockholder and (ii) the Company, in addition to any other rights or remedies available to the Company, shall be entitled to set-off and reduce any amounts payable to a Stockholder upon the repurchase of Securities pursuant to this Section 9 for (A) any obligations or liabilities of such Stockholder to the Company or (B) any claims by the Company against such Stockholder under this Agreement or any other agreement, written or oral, between the Company and such Stockholder, in each case, after such obligation, liability or claim becomes a final decision of a court of competent jurisdiction which is not subject to appeal.

               (e) Expiration of Repurchase Option. If the repurchase call rights set forth in Sections 9(a) or the repurchase put rights set forth in Sections 9(b) and 9(c) are not exercised within six months of termination of employment of a Stockholder, such call rights and put rights will expire. This Section 9 shall terminate upon (i) an initial public offering of any shares of Securities for which the aggregate purchase price of the Securities sold is in excess of $30 million or
          (ii) a Sale of the Company (as defined in Section 11).

               (f) Restrictions on Payments by the Company. Notwithstanding anything to the contrary contained in this Agreement, all repurchases pursuant to this Section 9, including issuances of and payments by the Company on, the Three Year Junior Notes, shall be subject to (i) applicable restrictions contained in any applicable law, (ii) restrictions contained in the Company's and its subsidiaries' debt and equity financing agreements, including the Credit Agreement and the Indenture, each as amended and in effect from time to time, and any Senior Indebtedness (as defined in the Three Year Junior Notes) and
          (iii) the availability of cash to make any lump sum cash payments. If any such restrictions or unavailability prohibit the repurchase of Securities or other capital stock of the Company hereunder which the Company is otherwise entitled or required to make, the Company may make such repurchases as soon as it is permitted to do so under such restrictions.

               (g) In the event that the Company is obligated to pay to the Stockholder the Fair Market Value of any put or call shares pursuant to the provisions of Section 9 (other than with respect to Section 9(a)(3) to which this Section 9(g) shall not apply), and the Fair
          Market Value of such shares exceeds the cost of such shares, the Company may, at its option, pay the difference between the Fair Market Value of the shares and the cost of the shares in cash, Three Year Junior Notes or any combination thereof.

               (h) In the event the Company elects or is obligated to make payments in cash pursuant to the provisions of Section 9, such payments will be made within twelve months of the date of the put or call, as the case may be. In the event that the Company elects or is obligated to make payments in Three Year Junior Notes, such notes will be executed and delivered within 90 days of the date of the put or call, as the case may be.

               (i) In the event any put or call  pursuant to the  provisions  of
          Section 9 arises due to the death or disability of any Stockholder and the Company has the option of paying a portion of the put or call price in cash or Three Year Junior Notes, the Company will use commercially reasonable efforts to pay such put or call price in cash.

          10. Non-Competition/Non-Disclosure Provisions.

               (a) Non-Competition. In consideration of this Agreement, each Stockholder covenants and agrees that during the Restricted Period (as defined in Section 11), such Stockholder shall not, without the express written approval of the Board of Directors of the Company, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Stockholder referred to above occur or are performed within or without the Market or (C) whether the Stockholder resides, or reports to an office, within or without the Market; provided, however, that (x) the Stockholder may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to five percent (5%) of the capital stock of a corporation whose capital stock is traded publicly, or that (y) Stockholder may accept employment with a successor company to the Company.

               (b) Notwithstanding the provisions of any employment agreement between the Company and such Stockholder, the Company covenants and agrees to provide Benefits and pay Base Compensation to the affected Stockholder during any applicable Restricted Period (as defined in Section 11).

               (c) In consideration of this Agreement, each Stockholder covenants and agrees that during the period such Stockholder is an officer, director or employee of the Company and for two years thereafter, the Stockholder shall not (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, agent, representative or any other person which has a business relationship with the Company or had a business relationship with the Company within the twenty-four (24) month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Company, or
          (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within six (6) months prior to the date the Stockholder or the Competitive Business employs or seeks to employ such person) employed or retained by the Company. Notwithstanding the foregoing, nothing herein shall prevent the Stockholder from providing a letter of recommendation to an employee with respect to a future employment opportunity.

               (d)   Non-Disclosure.   Each  Stockholder   further  agrees  that
          Stockholder will not, directly or indirectly in one or a series of transactions disclose to any person or use or otherwise exploit for the Stockholder's own benefit or for the benefit of anyone other than the Company any Confidential Information (as defined below) whether prepared by the Stockholder or not provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Company who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business. The Stockholder shall use Stockholder's commercially reasonable efforts to cause all persons or entities to whom Confidential Information shall be disclosed by Stockholder hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. The Stockholder shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Stockholder shall provide the Company with prompt notice of such requirement, prior to making any disclosure, so that the Company may seek an appropriate protective order. At the request of the Company, the Stockholder agrees to deliver to the Company all Confidential Information which Stockholder may possess or control. As used herein, the term "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how", trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Company, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Stockholder not permissible hereunder.

               (e) Specific Performance. All the parties hereto agree that their rights under this Section 10 are special and unique and that violation thereof would not be adequately compensated by money damages and each grants the others the right to specifically enforce (including injunctive relief where appropriate) the terms of this Agreement.

          11. Definitions.

               (a) "Base Compensation" means, with respect to any Stockholder, the Stockholder's annual base salary at the highest rate calculated on a per annum basis during the twelve month period preceding the date of termination.

               (b) "Benefits" means health insurance plans and related fringe benefit programs, if any, maintained by the Company for the benefit of a Stockholder in the Stockholder's capacity as an employee of the Company.

               (c) "Business" means any business conducted by or engaged in by the Company, or proposed to be conducted by or engaged in by the Company on or prior to the date hereof or at any time while a stockholder of the Company.

               (d) "Cause" means any of the following:

                    (i) Stockholder's commission or conviction of any crime or criminal offense involving monies or other property, or any felony;

                    (ii) Stockholder's commission or conviction of fraud or embezzlement; or

                    (iii) Stockholder's material and knowing violation of any obligations imposed upon Stockholder, personally, as opposed to upon the Company, whether as a stockholder or otherwise, under this Agreement or the Operative Documents; provided, that the Stockholder has been given notice and 90 days from such notice fails to cure the violation;

               (e) "Cost" means the initial subscription price for the shares of Common Stock at the time of subscription under the Original Agreement or this Agreement, as applicable.

               (f) "Determination Period" means the last four consecutive completed fiscal quarters as set forth on the audited financial statements of the Company immediately preceding the "call" or the "put" exercised pursuant to Section 9 for which Fair Market Value shall be used to determine the "call" or "put" price.

               (g) "Disability" means due to physical or mental disability any Stockholder is unable to perform, and does not perform, Stockholder's duties as an employee of the Company (i) for a continuous period of 180 days or (ii) at such earlier time as such Stockholder submits satisfactory medical evidence that the Stockholder has a physical or mental disability which will likely prevent him from returning to work within 180 days. Determination of Disability shall be made in the reasonable judgment of the Board of Directors. In the event of any inconsistency between the definition of disability herein and the definition of such term in any employment agreement between the Stockholder and the Company then in effect, the definition of such term in such employment agreement shall control for purposes of this Agreement.

               (h) "EBITDA" shall have the meaning given to such term in the Credit Agreement, as amended or supplemented from time to time.

               (i) "Executive Management Group" shall mean the management signatories to this Agreement (including by execution of a counterpart to this Agreement), the Original Agreement or a stock option agreement issued pursuant to the Stock Option Plan.

               (j) "Fair Market Value" means, for any Determination Period, an amount equal to (i) 6.0 multiplied by the EBITDA for the Determination Period less (ii) the aggregate amount of all indebtedness or capitalized leases of the Company (including, without limitation, the Credit Agreement and the Indenture) immediately prior to the call or put date (including, without limitation, interest accrued but unpaid immediately prior to the call date, all determined in accordance with GAAP (except that working capital borrowing will be averaged over the Determination Period) less (iii) the aggregate amount of the liquidation value of all preferred stock of the Company outstanding immediately prior to the call or put date, including accrued but unpaid dividends, all determined in accordance with GAAP plus (iv) cash or cash equivalents held by the Company immediately prior to the call or put date; provided, however, that Fair Market Value shall in no event be less than Cost; provided, further, that, with respect to shares subscribed for under the Original Agreement, the number "5.0"shall be used in clause (i) instead.

               (k) "GAAP" means the generally accepted accounting principles in the United States of America in effect from time to time, applied on a consistent basis both as to classification of items and amounts.

               (l) "Good  Reason"  means as a result of  material  reduction  in
          Stockholder's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis), the relocation of the Company's primary place of business or the relocation of Stockholder by the Company to another Company office more than 50 miles from Chesterfield, Missouri, or the Company's willful, material violation of its obligations under this Agreement, in each case, after 60 days' prior written notice to the Company and its Board of Directors and the Company's failure thereafter to cure such reduction or violation.

               (m) "Market" means any county in the United States of America and each similar jurisdiction in Canada and in any other country in which the Business was conducted by or engaged in by the Company on or prior to the date hereof or is conducted or engaged in by the Company, or for which the Company is planning development.

               (n) "Material Breach" means:

                    (i) Stockholder's  breach of any of Stockholder's  fiduciary duties to the Company or its stockholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company;

                    (ii) Stockholder's  willful,  continual and material neglect or failure to discharge Stockholder's duties, responsibilities or obligations prescribed by the Company (other than arising solely due to physical or mental disability);

                    (iii) Stockholder's  habitual drunkenness or substance abuse which materially interferes with Stockholder's ability to discharge Stockholder's duties, responsibilities or obligations prescribed by the Company;

                    (iv) Stockholder's violation of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Section 10 of this Agreement, or any other agreements with the Company; and

                    (v) Stockholder's gross neglect of Stockholder's  duties and responsibilities, as determined by the Company's Board of Directors;in each case, for purposes of clauses (i) through (v), after the Company or the Board of Directors has provided Stockholder with 60 days' written notice of such circumstances and the possibility of a Material Breach, and Stockholder fails to cure such circumstances and Material Breach within those 60 days.

               (o) "Put Pool" means the lesser of (i) the amount equal to 10% of the net increase (after giving full effect to any losses or reductions therein), measured from the date hereof, in the Company's retained earnings determined in accordance with GAAP, less the amount of any extraordinary, nonrecurring gains, or (ii) $1 million.

               (p) "Restricted Period" means with respect to any
               Stockholder,   24  months  from  the  date  of   termination   of
               employment.

               (q)  "Retirement"   shall  mean  any  voluntary   termination  of
          employment by a Stockholder for any reason other than Death, Disability, Cause, Material Breach or Unsatisfactory Performance after such Stockholder reaches age 65.

               (r) "Right of First Refusal" shall mean an option, but not an obligation, to purchase the Common Stock of the Company from a Stockholder at the same terms as the proposed sale.

               (s) "Sale", "sell", "transfer" and the like shall include any disposition by way of transfer, with or without consideration, to any person for any purpose and shall include, but shall not be limited in any way to, redemption by the issuer, private or public sale or exchanges of securities or any other similar transaction involving stock.

               (t) "Sale of the Company" means the sale of the Company to an independent third party or group of third parties pursuant to which such party or parties acquire (i) capital stock of the Company possessing the voting power under normal circumstances to elect a majority of the Company's Board of Directors (whether by merger, consolidation or sale or transfer of the Company's capital stock) or
          (ii) all or substantially all of the Company's assets determined on a consolidated basis.

               (u) "Stockholder's Percentage" means with respect to an individual Stockholder, the percentage equal to the fraction the numerator of which is the number of shares of Common Stock owned by the Stockholder and by all of Stockholder's Permitted Transferees under the Stockholders Agreement and the denominator of which is 10,037.214.

               (v) "Subscription Price" shall mean the aggregate purchase price for the Company's Common Stock for each given Stockholder.

               (w) "Three Year Junior Notes" means a promissory note of the Company in the form attached hereto as Exhibit 5.

               (x) "Unsatisfactory Performance" means a Stockholder's failure to perform Stockholder's duties to the standards set by the Board (such determination to be solely within the discretion of the Board); provided, that Stockholder has been given notice and 30 days from such notice fails to cure such unsatisfactory performance.

          12. Miscellaneous.

               (a) Subject to the conditions of transfer of Securities hereunder and in the Stockholders Agreement, this Agreement shall be binding upon and shall inure to the benefit of each individual Stockholder and Stockholder's respective heirs, executors, administrators, assigns and legal representatives and to the Company and its respective successors and assigns, by way of merger, consolidation or operation of law or otherwise. Once a Stockholder is no longer a stockholder of the Company all rights and benefits (but not the obligations) previously enjoyed by such party pursuant to the terms of this Agreement shall automatically terminate with respect to such party.

               (b) Prior to consummation of any transfer of Securities held by a Stockholder permitted under the Stockholders Agreement, except for transfers pursuant to a public offering, such party shall cause the transferee to execute an agreement in which the transferee agrees to be bound by the terms of this Agreement and the Stockholders Agreement.

               (c) The Stockholders in the Executive Management Group shall be afforded a Right of First Refusal to purchase Securities held by a Stockholder if such Stockholder elects to transfer any Securities other than as described in Section 4.2(b) of the Stockholders Agreement. In the event that this right is not exercised by any member of the Executive Management Group, such right will vest in the Company and the other Stockholders as set forth in the Stockholders Agreement.

               (d) Each Stockholder acknowledges that the Company may purchase, at its sole expense, a life insurance policy, the proceeds of which will be used to purchase Stockholder's Securities in the event of Stockholder's death and each Stockholder hereby agrees to cooperate with the Company in obtaining such insurance.

               (e) Nothing in this Agreement shall constitute an agreement by, or shall impose any obligation upon, the Company to employ, or to continue to employ, any Stockholder, or shall constitute an agreement by, or shall impose any obligation upon, the Company with respect to the terms and conditions of employment of any Stockholder, and will not limit or restrict, in any manner, the Company's right or ability to terminate any Stockholder.

               (f) The language used in this Agreement will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

               (g) THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. EACH OF THE PARTIES HERETO ACKNOWLEDGES AND AGREES THAT IN THE EVENT OF ANY BREACH OF THIS AGREEMENT, THE NON-BREACHING PARTY WOULD BE IRREPARABLY HARMED AND COULD NOT BE MADE WHOLE BY MONETARY DAMAGES, AND THAT, IN ADDITION TO ANY OTHER REMEDY TO WHICH THEY MAY BE ENTITLED AT LAW OR IN EQUITY, THE PARTIES SHALL BE ENTITLED TO SUCH EQUITABLE OR INJUNCTIVE RELIEF AS MAY BE APPROPRIATE. EACH PARTY AGREES THAT JURISDICTION AND VENUE WILL BE PROPER IN THE SOUTHERN DISTRICT OF NEW YORK AND WAIVES ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. EACH PARTY WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE PARTY AT THE ADDRESS SET FORTH IN THIS AGREEMENT, OR AS OTHERWISE PROVIDED BY THE LAWS OF THE STATE OF NEW YORK OR THE UNITED STATES. THE CHOICE OF FORUM SET FORTH IN THIS
          SECTION 12(g) SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN ANY OTHER FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE JURISDICTION.

               (h) Each of the  Stockholders  agrees and  acknowledges  that the
          Operative Documents and any other agreement or instrument that may restrict the ability of the Company to make any dividend or redemption payments may be created, amended, modified or supplemented, from time to time, and may be refinanced, extended or substituted, from time to time, without notice to, or the consent or approval of, the Stockholders.

               (i) All personal pronouns used in this Agreement, whether used in masculine, feminine or neuter gender, shall include all other genders if the context so requires; the singular shall include the plural, and vice versa.

               (j) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. If the requirements of this Agreement have otherwise been met, new Stockholders may become parties to this Agreement by executing a counterpart to this Agreement at which time the Company shall revise the Exhibits as may be necessary or appropriate.

               (k) In case any one or more of the provisions or parts of a provision contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect in any jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision or part of a provision of this Agreement or any other jurisdiction, but this Agreement shall be reformed and construed in any such jurisdiction as if such invalid or illegal or unenforceable provision or part of a provision had never been contained herein and such provision or part shall be reformed so that it would be valid, legal and enforceable to the maximum extent permitted in such jurisdiction.

               (l) This Agreement constitutes the entire agreement by and among the parties with respect to the subject matter hereof and may not be modified orally, but only by a writing subscribed by the party charged therewith.

               (m) Each of the parties hereto agrees to execute all such further instruments and documents and to take all such further action necessary to effectuate the terms and purposes of this Agreement.

               (n) Whenever notice is required to be given by any party hereunder, such notice shall be deemed sufficient when delivered to the Company at its address above and to each of the other Stockholders at Stockholder's address below or to such other address as the Stockholder shall have furnished to the Company.

               (o) Each party shall be entitled to rely conclusively upon any notice received, or the failure to receive any notice, from any other party with respect to rights and obligations under this Agreement.

          13. Receipt of Stock Certificates.

               Each   Stockholder   herewith   acknowledges   receipt   of   the
          certificate(s) evidencing the Securities purchased by Stockholder.

               IN WITNESS WHEREOF, each of the undersigned has signed this Agreement as of the date first above written.


                                                     JACKSON PRODUCTS, INC.

                                                     By:
                                                           Name:
                                                           Title:


                                                     SUBSCRIBING STOCKHOLDERS:

                                                --------------------------------
                                                       John L. Bortle

                                                --------------------------------
                                                       Timothy A. Esposito

                                                --------------------------------
                                                       John L. Garavaglia III


                                                --------------------------------
                                                       Mark A. Kolmer

                                                --------------------------------
                                                       Christopher T. Paule

                                                --------------------------------
                                                       James Van Dusen

                                                --------------------------------
                                                       Michael Beavers

                                                --------------------------------
                                                       F. H. ("Joe") Gay

                                                     OLD STOCKHOLDERS:
                                               (for purposes of Section 1 only)

                                                --------------------------------
                                                       Ronald C. Boeger

                                                --------------------------------
                                                       John M. Pappas

EXHIBIT 1

                        Schedule of Management Investors
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Stockholder                      Shares of        Purchase Price of         Amount of            Rollover or           Cash
                                Common Stock         Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
John L. Bortle                    29.4027             $31,500.00            $15,000.00           $16,500.00             $0
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                                Common Stock         Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Timothy A. Esposito               85.4077             $91,500.00            $50,000.00               $0             $41,500.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- ---------------------- -------------------- -------------------- ---------------
        Stockholder              Shares of         Purchase Price of         Amount of           Rollover or           Cash
                                Common Stock         Common Stock         Promissory Note       SAR Proceeds
---------------------------- ------------------- ---------------------- -------------------- -------------------- ---------------
John L. Garavaglia III            191.1173            $204,750.00           $105,000.00              $0             $99,750.00
---------------------------- ------------------- ---------------------- -------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Mark A. Kolmer                    121.1109           $129,750.00            $75,000.00               $0             $54,750.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Christopher T. Paule              266.7241           $285,750.00           $158,250.00           $127,500.00            $0
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
James Van Dusen                   43.4039             $46,500.00            $30,000.00               $0             $16,500.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Michael Beavers                   76.0735             $81,500.00            $35,000.00               $0             $46,500.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
F. H. ("Joe") Gay                 116.4439           $124,750.00            $50,000.00               $0             $74,750.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
        Stockholder              Shares of        Purchase Price of         Amount of            Rollover or           Cash
                             Common Stock            Common Stock        Promissory Note        SAR Proceeds
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------
Total                             929.6840           $996,000.00           $518,250.00           $144,000.00       $333,750.00
---------------------------- ------------------- --------------------- --------------------- -------------------- ---------------

                                                                       EXHIBIT 2

                      Form of Non-Recourse Promissory Note

                                                                       Exhibit 3

                         Form of Stock Pledge Agreement

                                                                       EXHIBIT 4

                    2001 Jackson Management Stock Option Plan

                                                                       EXHIBIT 5

                   Form of Three Year Junior Subordinated Note

Exhibit 10.25

                                  ASSIGNMENT OF

                         PROCEEDS AND SECURITY AGREEMENT

     This Assignment of Proceeds and Security Agreement (this "Agreement"), dated as of February 2, 2001, is by and between TJC Management Corporation, a Delaware corporation ("TJC"), and Summit Capital Group LLC, a Delaware limited liability company ("Summit").

                                   WITNESSETH:

     WHEREAS, TJC is a party to that certain Second Amended and Restated Management Consulting Agreement (the "Consulting Agreement"), dated as of April 22, 1998, between TJC and Jackson Products, Inc., a Delaware corporation (the "Company");

     WHEREAS, TJC is an Affiliate (as defined in the Purchase Agreement) of certain of the Sellers (as defined in the Purchase Agreement) that are parties to that certain Stock Purchase Agreement, dated as of December 29, 2000, among the Company, SCG Acquisition LLC and certain of the Stockholders (as defined in the Purchase Agreement) of the Company, as amended by the First Amendment to Stock Purchase Agreement, dated as of February 1, 2001 (as so amended, the "Purchase Agreement"); and

     WHEREAS, pursuant to Section 5.12 of the Purchase Agreement, the Sellers agree to cause TJC to pay one-half of all proceeds and any other benefits received by TJC pursuant to the Consulting Agreement to Summit from and after the consummation of the transactions contemplated by the Purchase Agreement.

     NOW, THEREFORE, in consideration of the foregoing, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Defined Terms. Defined terms not otherwise defined herein shall have the meanings given to such terms in the Purchase Agreement.

     2. Agreement to Pay. TJC agrees to pay to Summit, immediately upon receipt from the Company, one-half of all fees and other payments received by TJC from the Company under the Consulting Agreement; provided, that Summit hereby acknowledges and agrees (i) that TJC will be receiving a closing fee equal to $2,000,000 upon the consummation of the transactions contemplated by the Purchase Agreement (the "Closing Fee") and (ii) that Summit is not entitled to all or any portion of the Closing Fee.

     3. Security Agreement. TJC hereby grants, conveys, hypothecates, transfers and assigns to Summit a Uniform Commercial Code security interest in and to one-half of all proceeds to be received by TJC after the date hereof under the Consulting Agreement.

     4. Further Assurances. At any time and from time to time, upon the written request of Summit, and at the sole expense of TJC, TJC will promptly and duly execute and deliver such further instruments and documents and take such further actions as Summit may reasonably request for the purposes of obtaining or preserving the full benefits of this Agreement and the rights and powers granted by this Agreement, including, but not limited to, the filing of any financing or continuation statements under the Uniform Commercial Code (or any similar Laws) in effect in any jurisdiction with respect to the security interests created hereunder. If a default occurs hereunder, Summit may proceed by an action at law, suit in equity or other appropriate proceeding, to protect and enforce its rights under this Agreement, or for the specific performance of any agreement contained herein or for an injunction against the violation of any of the terms hereof.

     5. Enforcement. Upon the written request of Summit, TJC agrees to diligently enforce any rights, title and interests it may have under the Consulting Agreement, including, but not limited to, the right to receive (a) the management fee in accordance with Section 2(a) of the Consulting Agreement and (b) any other payments made by the Company in accordance with the Consulting Agreement (including, but not limited to, Summit's rights to be reimbursed for their reasonable out-of-pocket costs and expenses and Summit's rights to indemnification payments as if Summit was a party to the Consulting Agreement).

     6. Indemnification. TJC shall defend, indemnify and hold Summit harmless from and against any and all claims, liabilities, damages, losses and expenses (including reasonable attorneys' fees and expenses and costs of suit) ("Liabilities") arising out of any service provided or other actions or omissions by TJC under this Agreement, any other document or instrument executed in connection with the foregoing or arising out of the transactions contemplated by this Agreement. Summit shall have the right to pursue TJC for any Liabilities for which TJC has recourse under the Consulting Agreement.

     7. No Effect on Obligation of Buyer. Notwithstanding any provision herein to the contrary, this Agreement in no way relieves, modifies or affects any obligation of TJC under the Consulting Agreement.

     8. Acknowledgement and Covenants of the Company.

          (a) The Company agrees that (i) it shall reimburse Summit for reasonable out-of-pocket expenses and any reasonable, direct, allocable costs incurred by Summit and its personnel on the same basis as Consultant under Section 8 of the Consulting Agreement and (ii) it shall provide in favor of Summit, its Affiliates and each of their respective owners, partners, officers, directors, employees and agents the same indemnification as is provided under Section 8 of the Consulting Agreement and (iii) it shall otherwise provide to Summit the same benefits as are provided to TJC thereunder.

          (b) The Company agrees that it shall not, without the consent of Summit, modify or amend the Consulting Agreement.

          (c) The Company acknowledges that TJC, on behalf of Summit, can enforce against the Company, as well as TJC, the right to receive payments and other benefits from the Company of amounts payable under the Consulting Agreement which under the terms hereof are to be paid to Company.

     9. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic Laws of the State of Delaware without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the Laws of any jurisdiction other than the State of Delaware.

     10.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

                                     [Signatures on following page]

                                [EXECUTION PAGE]

     IN WITNESS WHEREOF, the parties hereto have executed and caused to be written this Agreement on the day and year first above written.

                                        TJC MANAGEMENT CORPORATION

                                        By:
                                          Name:
                                          Title:




                                        SUMMIT CAPITAL GROUP LLC

                                        By:
                                          Name:  George B. Kelly
                                                 ------------------------
                                          Title:


The Company joins in the execution of this Agreement to acknowledge and agree to the terms hereof.

                                        JACKSON PRODUCTS, INC.



                                        By:
                                          Name:
                                          Title:

Exhibit 10.27(c)

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     This Amended and Restated Employment Agreement, dated as of February 2, 2001 (this "Agreement"), by and between Christopher T. Paule (the "Executive") and Jackson Products, Inc., a Delaware corporation (the "Company");


                              W I T N E S S E T H:

     WHEREAS, the Company and Executive entered into an Employment Agreement, dated as of August 16, 1995, which was amended as of April 22, 1998 and further amended as of January 1, 1999 (collectively, the "Former Agreement"); and

     WHEREAS, the Company and Executive, in recognition of the services provided by Executive to the Company, wish to amend and restate in its entirety the Former Agreement in the manner set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

          1. Nature of Employment

               Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as Chief Executive Officer, Chief Operating Officer and President of the Company to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Board of Directors of the Company.

          2. Extent of Employment

               (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company, under the direction of the Board of Directors of the Company, and shall abide by the rules, customs and usages from time to time established by each of Parent and the Company.

               (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consistent with past practices and norms in similar positions.

               (c) Nothing contained herein shall require Executive to follow any directive or to perform any act which would violate any laws, ordinances, regulations or rules of any governmental, regulatory or administrative body, agent or authority, any court or judicial authority, or any public, private or industry regulatory authority (collectively, the "Regulations"). Executive shall act in good faith in accordance with all Regulations.

          3. Term of Employment; Termination

               (a) The "Term of Employment" shall commence on the date hereof and shall continue until December 31, 2003 (the "Initial Term"); provided, that, (i) such term shall continue for the twelve month period following such Initial Term, and for each twelve month period thereafter (each, an "Additional Term"), unless at least 180 days prior to the scheduled expiration date of the Initial Term or any Additional Term, either the Executive or the Company notifies the other of its decision not to continue such term and (ii) should the Executive's employment by the Company be earlier terminated pursuant to Section 3(b) or by the Executive pursuant to Section 3(c), the Term of Employment shall end on the date of such earlier termination.

               (b) Subject to the payments contemplated by Section 3(f), Term of Employment may be terminated at any time by the Company:

                    (i) upon the death of Executive;

                    (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, in the view of the Company and as certified in writing by a competent medical physician, his duties hereunder for a continuous period of three consecutive months or any sixty working days out of any consecutive six month period;

                    (iii) for Cause (as  defined  in Section  3(d)) or  Material
               Breach (as defined in Section 3(e));

                    (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the Board of Directors of the Company, which has remained uncured for a period of 90 days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

                    (v) for any other reason or no reason,  it being  understood that no reason is required.

                    Executive  acknowledges that no  representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Material Breach or Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an opportunity to cure provided in this Agreement, if and to the extent applicable.

               (c) Subject to the payments contemplated by Section 3(f), the Term of Employment may be terminated at any time by the Executive:

                    (i) upon the death of Executive;

                    (ii) in the event that because of physical or mental disability the Executive is unable to perform, and does not perform, in the view of the Company, and as certified by a competent medical physician, his duties hereunder for continuous period of three consecutive months or any sixty working days out of any consecutive six month period; or

                    (iii) as a result of a  material  reduction  in  Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis), the relocation of the Company's primary place of business or the relocation of Executive by the Company to another Company office more than 50 miles from St. Louis, Missouri, or the Company's willful, material violation of its obligations under this Agreement, in each case, after 60 days' prior written notice to the Company and its Board of Directors and the Company's failure thereafter to cure such reduction or violation;

               (d) For the purposes of this Section 3, "Cause" shall mean any of the following:

                    (i) Executive's commission or conviction of any crime or criminal offense involving monies or other property, or any felony;

                    (ii) Executive's commission or conviction of fraud or embezzlement; or

                    (iii) Executive's material and knowing violation of any obligations imposed upon Executive, personally, as opposed to upon the Company, whether as a stockholder or otherwise, under this Agreement, the Amended and Restated Management Subscription Agreement, dated as of February 2, 2001, by and among the Company and the signatories thereto, Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998, by and among the Company, Bank Boston, N.A., as Agent, and Mercantile Bank National Association, as Co-Agent for the Lenders named therein, (as amended to date, the "Credit Agreement"), the Stockholders Agreement, dated as of February 2, 2001, by and among the Company and the shareholders named therein, the Indenture, dated as of April 22, 1998, between the Company and State Street Bank and Trust Company ( the "Indenture"), the Certificate of Incorporation or By-Laws of the Company; provided, that the Executive has been given notice and 90 days from such notice fails to cure the violation;

               (e) For the purposes of this Section 3, "Material Breach" shall mean any of the following:

                    (i) Executive's breach of any of his fiduciary duties to the
               Company or its stockholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company;

                    (ii) Executive's willful,  continual and material neglect or failure to discharge his duties, responsibilities or obligations prescribed by this Agreement or any other agreement between the Executive and the Company (other than arising solely due to physical or mental disability);

                    (iii) Executive's habitual drunkenness or substance abuse which materially interferes with Executive's ability to discharge his duties, responsibilities or obligations prescribed by this Agreement or any other agreement between the Executive and the Company;

                    (iv) Executive's violation of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 7 and 8 of this Agreement, or any other agreements with the Company; and

                    (v)   Executive's   gross   neglect   of  his   duties   and
               responsibilities,   as  determined  by  the  Company's  Board  of
               Directors;

                    in each case, for purposes of clauses (i) through (v), after the Company or the Board of Directors has provided Executive with 60 days' written notice of such circumstances and the possibility of a Material Breach, and Executive fails to cure such circumstances and Material Breach within those 60 days.

               (f) In the event Executive's employment is terminated by the Company under any circumstances described in Section 3(b)(v) or by Executive under the circumstances described in Section 3(c)(iii), the Company will pay to Executive the full amounts to which he would be entitled under Section 4(a) and customary benefits through the Term of Employment. In the event Executive's employment is terminated by the Company under the circumstances described in Section 3(b)(iv), the Company will pay to Executive (i) the full amounts to which he would be entitled under Section 4(a) and (ii) customary benefits, in each case for the period from the effectiveness of termination through the date six months after the date of such termination. In the event Executive's employment is terminated by the Company under the circumstances described in Section 3(b)(i) or (ii) or by the Executive under Section 3(c)(i) or (ii), the Company will pay to the Executive the full amounts to which he would be entitled under Section 4(a) and customary benefits for the period from the effectiveness of termination through (y) the first anniversary of the date of such termination, or (z) the third anniversary of the date of this Agreement, whichever is greater. In the event Executive's employment is terminated by the Company under any circumstances described in
          Section 3(b)(iii) or by Executive as a result of resignation or voluntary termination due to any circumstance other than the material reductions, violations or relocation described in Section 3(c)(iii) above, there will be no amounts owing by the Company to the Executive, under Section 4 or any other part of this Agreement, from and after the effectiveness of termination. If the Company makes the payments required by this Section 3(f), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with any termination.

               (g) All determinations pursuant to this Section 3 shall be made by the Company's Board of Directors (not including Executive) of the Company, in its sole discretion, whose decision shall be final, conclusive and binding.

               (h) Termination of the Term of Employment will not terminate Sections 7, 8, 10 through 21, or any other provisions not associated specifically with the Term of Employment.

               (i) In the event the Term of Employment is terminated and the Company is obligated to make payments pursuant to Section 3(f), Executive will not be obligated to seek or obtain alternative employment; provided, however, if he nevertheless thereafter obtains alternative employment, then if and to the extent Executive obtains such employment, the Company's payment obligations under Section 3(f), including its obligation to provide insurance coverage, if any, will be mitigated and reduced by and to the extent of Executive's compensation under such alternative employment during the period for which payments are owed by the Company pursuant to Section 3(f). Moreover, in the event that, after the Restricted Period pursuant to
          Section 8(a), Executive is employed by or engaged in a Competitive Business as contemplated by Section 8(a)(i), then the Company will thereupon cease and will be no longer obligated to make payments under
          Section 3(f).

               (j) In the event the Term of Employment is terminated and the Company is obligated to make payments pursuant to Section 3(f), Executive hereby waives any and all claims against the Company, and their respective officers, directors, employees, agents, or representatives, stockholders and affiliates relating to this Agreement and to his employment during the term hereof other than those payments to be made pursuant to Section 3(f).

          4. Compensation. During the Term of Employment, the Company shall pay compensation to Executive as follows:

               (a) As base compensation for his services hereunder, in biweekly installments, effective January 1, 2001, a base salary at a rate of $250,000 per annum, as increased on an annual basis to reflect the increase in the United States Cost of Living Index for All Urban Consumer (CPI-U) for the St. Louis, Missouri area (the "CPI-U Index"). The July 2001 CPI-U Index shall provide the basis for calculations of such increases. Notwithstanding the minimum increase set forth above, the Board of Directors, in its sole discretion, may establish a higher compensation level.

               (b) An annual bonus compensation of up to sixty percent of his annual base compensation based on Executive's performance as determined and approved by the Board of Directors, in its sole discretion. Such bonus will be at the full discretion of the Board of Directors, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Board of Directors decides to pay a bonus, it is to be paid within 30 days after the issuance of audited financial statements for the Company. The Board of Directors in its sole discretion may establish a higher bonus level based on the performance of Executive.

          5. Reimbursement of Expenses

               During the Term of Employment, the Company shall reimburse Executive for documented travel, entertainment and other expenses reasonably incurred by Executive in connection with the performance of his duties hereunder and, in each case, in accordance with the rules, customs and usages promulgated by the Company from time to time in effect.

          6. Benefits

               During the Term of Employment, the Executive shall be entitled to perquisites, paid vacations and benefits (including health, short and long term disability, pension and life insurance benefits consistent with past practice, or as increased from time to time) established from time to time, by the Board of Directors for executives of the Company, subject to the policies and procedures in effect regarding participation in such benefits.

          7. Confidential Information

               (a) During and after the Term of Employment,  Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Company, any Confidential Information (as defined in Section 9), whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Company who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business (as defined in Section
          9). Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Company, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Company with prompt notice of such requirement, prior to making any disclosure, so that the Company may seek an appropriate protective order. At the request of the Company, Executive agrees to deliver to the Company, at any time during the Term of Employment, or thereafter, all Confidential Information which he may possess or control. Executive agrees that all Confidential Information of the Company (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Company (and not to Executive). Executive will promptly disclose such Confidential Information to the Company and perform all actions reasonably requested by the Company to establish and confirm such exclusive ownership.

               (b) The terms of this Section 7 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

          8. Non-Interference

               (a) Executive acknowledges that the services to be provided give him the opportunity to have special knowledge of the Company and its Confidential Information and the capabilities of individuals employed by or affiliated with the Company and that interference in these relationships would cause irreparable injury to the Company. In consideration of this Agreement, Executive covenants and agrees that:

                    (i) From the date hereof  through the date that is 24 months after the termination of the Term of Employment (the "Restricted Period"), Executive will not, without the express written approval of the Board of Directors of the Company, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, in any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (C) whether the Executive resides, or reports to an office, within or without the Market; provided, however, that (x) the Executive may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to five percent (5%) of the capital stock of a corporation whose capital stock is traded publicly, or that (y) Executive may accept employment with a successor company to the Company.

                    (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written approval of the Board of Directors of the Company (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Company or had a business relationship with the Company within the 24 month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Company, or
               (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within 24 months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Company. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

                    (iii) The scope and term of this Section 8 would not preclude Executive from earning a living with an entity that is not a Competitive Business.

               (b) In the event that Executive breaches his obligations in any material respect under Section 7 or this Section 8, the Company, in addition to pursuing all available remedies under this Agreement, at law or otherwise, and without limiting its right to pursue the same shall cease all payments to the Executive under this Agreement or any other agreement.

               (c) The terms of this Section 8 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

          9. Definitions

               "Business" means any business conducted, or engaged in, by the Company prior to the date hereof or at any time during the Term of Employment.

               "Cause" is defined in Section 3(c).

               "Companies" means Parent and its successors or any of its direct or indirect subsidiaries (including the Company), now or hereafter existing.

               "Company" is defined in the introduction.

               "Competitive Business" is defined in Section 8(a)(i).

               "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how", trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Company, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

               "Executive"   means  Christopher  T.  Paule  or  his  estate,  if
          deceased.

               "Market" means any county in the United States of America and each similar jurisdiction in Canada or any other country in which the Business was conducted by or engaged in by the Company prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Company at any time during the Term of Employment.

               "Regulations" is defined in Section 2(c).

               "Restricted Period" is defined in Section 8(a)(i).

               "Term of Employment" is defined in Section 3(a).

          10. Notice

               Any notice, request, demand or other communication required or permitted to be given under this Agreement shall be given in writing and if delivered personally, or sent by certified or registered mail, return receipt requested, as follows (or to such other addressee or address as shall be set forth in a notice given in the same manner):

         If to Executive:           Christopher T. Paule
                                    710 North Fifth Street
                                    St. Charles, Missouri  63301

         If to Company:             Jackson Products, Inc.
                                    2997 Clarkson Road
                                    Chesterfield, Missouri 63017
                                    Attention:  Vice President, Human Resources
         with a copy to:            Summit Capital Group
                                    600 Harris, Suite 6110
                                    Houston, Texas  77002
                                    Attention: George B. Kelly

         and a copy to:             The Jordan Company LLC
                                    767 Fifth Avenue, 48th Floor
                                    New York, New York  10153
                                    Attention:  A. Richard Caputo, Jr.

Any such notices shall be deemed to be given on the date personally delivered or such return receipt is issued.

          11. Executive's Representation

               Executive hereby warrants and represents to the Company that Executive has carefully reviewed this Agreement and has consulted with such advisors as Executive considers appropriate in connection with this Agreement, and is not subject to any covenants, agreements or restrictions, including without limitation any covenants, agreements or restrictions arising out of Executive's prior employment which would be breached or violated by Executive's execution of this Agreement or by Executive's performance of his duties hereunder.

          12. Other Matters

               Executive agrees and acknowledges that the obligations owed to Executive under this Agreement are solely the obligations of the Company, and that none of the Companies' stockholders, directors, officers, affiliates, representatives, agents or lenders will have any obligations or liabilities in respect of this Agreement and the subject matter hereof.

          13. Validity

               If, for any reason, any provision hereof shall be determined to be invalid or unenforceable, the validity and effect of the other provisions hereof shall not be affected thereby.

          14. Severability

               Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determines that any provision of Section 8 or any other provision hereof is unenforceable and therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

          15. Waiver of Breach; Specific Performance

               The waiver by the Company or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other breach of such other party. Each of the parties (and third party beneficiaries) to this Agreement will be entitled to enforce its respective rights under this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of Sections 7 and 8 of this Agreement and that any party (and third party beneficiaries) may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions in order to enforce or prevent any violations of the provisions of this Agreement. In the event either party takes legal action to enforce any of the terms or provisions of this Agreement, the nonprevailing party shall pay the successful party's costs and expenses, including but not limited to, attorneys' fees, incurred in such action.

          16. Assignment; Third Parties

               Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other. The parties agree and acknowledge that each of the Companies and the stockholders and investors therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

          17. Amendment; Entire Agreement

               This Agreement may not be changed orally but only by an agreement in writing agreed to by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter of this Agreement, and supersedes and replaces all prior Agreements, understandings and commitments with respect to such subject matter.

          18. Litigation

               THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCEPT THAT NO DOCTRINE OF CHOICE OF LAW SHALL BE USED TO APPLY ANY LAW OTHER THAN THAT OF NEW YORK, AND NO DEFENSE, COUNTERCLAIM OR RIGHT OF SET-OFF GIVEN OR ALLOWED BY THE LAWS OF ANY OTHER STATE OR JURISDICTION, OR ARISING OUT OF THE ENACTMENT, MODIFICATION OR REPEAL OF ANY LAW, REGULATION, ORDINANCE OR DECREE OF ANY FOREIGN JURISDICTION, BE INTERPOSED IN ANY ACTION HEREON. EXECUTIVE AND THE COMPANY AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE COURTS OF THE STATE OF NEW YORK OR THE UNITED STATES DISTRICT COURTS IN NEW YORK. EXECUTIVE AND THE COMPANY CONSENT TO SUCH JURISDICTION, AGREE THAT VENUE WILL BE PROPER IN SUCH COURTS AND WAIVE ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 18 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER JURISDICTION.

          19. Further Action

               Executive and the Company agree to perform any further acts and to execute and deliver any documents which may be reasonable to carry out the provisions hereof.

          20. Counterparts

               This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


     IN WITNESS WHEREOF, this Agreement has been executed as of the date first written above.

                                   EXECUTIVE:

                                             -----------------------------------
                                             Name:  Christopher T. Paule
                                             JACKSON PRODUCTS, INC.





                                           By
                                             -----------------------------------
                                             Name: A. Richard Caputo, Jr.
                                             Title:    Vice President

Exhibit 10.35

                    EMPLOYMENT AND NON-INTERFERENCE AGREEMENT

     This Employment and Non-Interference Agreement, dated as of May 17, 1999 (this "Agreement"), by and between Robert J. Currell (the "Executive") and TMT-Pathway, L.L.C , a Delaware limited liability company (the "Company"), and a wholly-owned subsidiary of Jackson Products, Inc., a Delaware corporation (the "Parent").

                              W I T N E S S E T H:
                               - - - - - - - - - -

     WHEREAS, the Company wishes to obtain the future services of the Executive for the Company; and

     WHEREAS, the Executive is willing, upon the terms and conditions herein set forth, to provide services hereunder; and

     WHEREAS, the Company wishes to secure the Executive's non-interference, upon the terms and conditions herein set forth;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1. Nature of Employment

     Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as Vice President and General Manager of the Company and to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Members of the Company or the appropriately authorized and designated officers of the Company or the Parent.

2. Extent of Employment

     (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company as directed by Robert H. Elkin, Chairman and Chief Executive Officer of the Parent, and under the direction of the Members of the Company while reporting to Mr. Elkin, and shall abide by the rules, customs and usages from time to time established by each of the Parent and the Company.

     (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consistent with past practices and norms in similar positions.

     (c) Nothing contained herein shall require Executive to follow any directive or to perform any act which would violate any laws, ordinances, regulations or rules of any governmental, regulatory or administrative body, agent or authority, any court or judicial authority, or any public, private or industry regulatory authority (collectively, the "Regulations"). Executive shall act in good faith in accordance with all Regulations.

3. Term of Employment; Termination

     (a) The "Term of Employment" shall commence on the date hereof and shall continue for a term of three years (the "Initial Term"), subject to automatic renewal for additional periods of one (1) year after the Initial Term (the "Additional Terms") unless at least ninety (90) days prior to the scheduled expiration date of the Initial Term or subsequent Additional Term, either the Executive or the Company notifies the other of its decision not to renew. Should the Executive's employment by the Company be earlier terminated pursuant to
Section 3(b) or by the Executive pursuant to Section 3(c), the Term of Employment shall end on the date of such earlier termination.

     (b) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Company:

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) for Cause (as defined in Section 3(d));

          (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the Members of the Company, which has remained uncured for a period of thirty (30) days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

          (v) for any other reason or no reason, it being understood that no reason is required.

          Executive acknowledges that no representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an opportunity to cure provided in this Agreement, if and to the extent applicable.

     (c) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Executive:

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) as a result of a material reduction in Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis) or the Company's willful, material violation of its obligations under this Agreement, in each case, after thirty (30) days prior written notice to the Company and its Members and the Company's failure thereafter to cure such reduction or violation; or

          (iv) voluntarily or for any reason not referred to in clauses (i) through (iii), or no reason, in each case, after ninety (90) days prior written notice to the Company.

     (d) For the purposes of this Section 3:

          "Cause" shall mean any of the following: (i) Executive's commission of any crime or criminal offense involving the unlawful theft or conversion of substantial monies or other property or any other felony (other than a criminal offense arising solely under a statutory provision imposing criminal liability on the Executive on a per se basis due to the offices held by the Executive), including fraud or embezzlement; (ii) Executive's breach of any of his fiduciary duties to the Company or its Members or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Parent or the Company; (iii) Executive's willful, continual and material neglect or failure to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2 (other than arising solely due to physical or mental disability); (iv) Executive's habitual drunkenness or substance abuse which materially interferes with Executive's ability to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2; (v) Executive's willful and material breach of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 7 and 8 of this Agreement; and (vi) Executive's gross neglect of his duties and responsibilities, as determined by the Company.

     (e) In the event Executive's employment is terminated pursuant to Section 3(b)(i), 3(b)(ii), 3(b)(v), 3(c)(i), 3(c)(ii) or 3(c)(iii), the Company will pay to Executive (or his estate or representative) the full amounts to which he would be entitled under Section 4(a) and customary benefits for the period from the date of termination to the first anniversary of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iv), the Company will pay to Executive the full amounts to which he would be entitled under Section 4(a) and customary benefits for the period from the date of termination until thirty (30) days after the date of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iii) or 3(c)(iv), there will be no amounts owing by the Company to the Executive under
Section 4 or any other provision of this Agreement, from and after the date of termination. If the Company makes any payments required by this Section 3(e), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with his termination.

     (f) All determinations pursuant to this Section 3 (other than pursuant to Section 3(b)(ii) or 3(c)(ii)) shall be made by the Company's Members, in their sole discretion, whose decision shall be final, conclusive and binding.

     (g) Termination of the Term of Employment will not terminate the parties' respective obligations under Sections 7, 8, 10 through 20, or any other provisions not associated specifically with the Term of Employment.

     (h) In the event the Term of Employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive will not be obligated to seek or obtain alternative employment; provided, however, if he nevertheless thereafter obtains alternative employment, then if and to the extent Executive obtains such employment, the Company's payment obligations under Section 3(e), including its obligation to provide insurance coverage, if any, will be mitigated and reduced by and to the extent of Executive's compensation under such alternative employment during the period for which payments are owed by the Company pursuant to Section 3(e). Moreover, in the event that, after the Restricted Period pursuant to Section 8(a), Executive is employed by or engaged in a Competitive Business as contemplated by Section 8(a)(i), then the Company will thereupon cease and will be no longer obligated to make any payments otherwise required under Section 3(e).

     (i) In the event the Term of Employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive hereby waives any and all claims against the Company, the Parent and their respective officers, directors, employees, agents, or representatives, stockholders, members and/or affiliates relating to his employment during the term hereof and this Agreement.

4. Compensation.

     (a) During the Term of Employment, the Company shall pay compensation to Executive as base compensation for his services hereunder a base salary at a rate of $175,000 per annum. Such amounts may be adjusted upward annually at the discretion of the Company based upon an annual review of Executive's performance by the Company beginning on May 1, 2000.

     (b) An annual bonus compensation based on Executive's performance as determined and approved by the Members. Such bonus will be at the full discretion of the Members, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Members decide to pay a bonus, it is to be paid within thirty (30) days after the issuance of audited financial statements for the Company.

     (c) During the Term of Employment, Executive shall receive a monthly automobile allowance of $750 (before the effect of federal and state income taxes and FICA).

5. Reimbursement of Expenses

     During the Term of Employment, the Company shall reimburse Executive for documented travel, entertainment and other expenses reasonably incurred by Executive in connection with the performance of his duties hereunder and, in each case, in accordance with the rules, customs and usages promulgated by the Company from time to time in effect.

6. Benefits

     During the Term of Employment, the Executive shall be entitled to perquisites, paid vacations and benefits (including health, short and long term disability, pension and life insurance benefits consistent with past practice, or as increased from time to time) established from time to time, by the Members for executives of the Company, subject to the policies and procedures in effect regarding participation in such benefits.

7. Confidential Information

     (a) Executive acknowledges that his employment hereunder gives him access to Confidential Information relating to the Companies' Business and its customers which must remain confidential. Executive acknowledges that this information is valuable, special, and a unique asset of the Companies' Business, and that it has been and will be developed by the Companies at considerable effort and expense, and if it were to be known and used by others engaged in a Competitive Business, it would be harmful and detrimental to the interests of the Companies. In consideration of the foregoing and this Agreement, Executive hereby agrees and covenants that, during and after the Term of Employment, Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Companies, any Confidential Information (as defined in Section 9), whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Companies who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business (as defined in Section 9). Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Companies, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Companies with prompt notice of such requirement, prior to making any disclosure, so that the Companies may seek an appropriate protective order. At the request of the Companies, Executive agrees to deliver to the Companies, at any time during the Term of Employment, or thereafter, all Confidential Information which he may possess or control. Executive agrees that all Confidential Information of the Companies (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Company (and not to Executive). Executive will promptly disclose such Confidential Information to the Companies and perform all actions reasonably requested by the Companies to establish and confirm such exclusive ownership.

     (b) The terms of this Section 7 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

8. Non-Interference

     (a) Executive acknowledges that the services to be provided give him the opportunity to have special knowledge of the Companies and its Confidential Information and the capabilities of individuals employed by or affiliated with the Company and that interference in these relationships would cause irreparable injury to the Company. In consideration of this Agreement, Executive covenants and agrees that:

          (i) From the date hereof through the date that is 24 months after the termination of the Term of Employment (the "Restricted Period"), Executive will not, without the express written approval of the Members of the Company, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, in any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market,
     (B) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (C) whether the Executive resides, or reports to an office, within or without the Market; provided, however, that (x) the Executive may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to one percent (1%) of the capital stock of a corporation whose capital stock is traded publicly, or that (y) Executive may accept employment with a successor company to the Company.

          (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written approval of the Members of the Company (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Companies or had a business relationship with the Companies within the 24 month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Companies, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within 24 months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Companies. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          (iii) The scope and term of this Section 8 would not preclude Executive from earning a living with an entity that is not a Competitive Business.

     (b) In the event that Executive breaches his obligations in any material respect under Section 7 or this Section 8, the Company, in addition to pursuing all available remedies under this Agreement, at law or otherwise, and without limiting its right to pursue the same shall cease all payments to the Executive under this Agreement or any other agreement.

     (c) The terms of this Section 8 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

9. Definitions

     "Business" means any business conducted, or engaged in, by the Companies prior to the date hereof or at any time during the Term of Employment.

     "Cause" is defined in Section 3(d).

     "Companies" means Parent and its successors or any of its direct or indirect subsidiaries (including the Company), now or hereafter existing.

     "Company" is defined in the introduction.

     "Competitive Business" is defined in Section 8(a)(i).

     "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Companies, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

     "Executive" means Robert J. Currell or his estate, if deceased.
     "Market" means any county in the United States of America and each similar jurisdiction in any other country in which the Business was conducted by or engaged in by the Companies prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Companies at any time during the Term of Employment.

     "Members" means the managing member and each member of the Company.

     "Parent" is defined in the introduction.

     "Regulations" is defined in Section 2(c).

     "Restricted Period" is defined in Section 8(a)(i).

     "Term of Employment" is defined in Section 3(a).

10. Notice

     Any notice, request, demand or other communication required or permitted to be given under this Agreement shall be given in writing and if delivered personally, or sent by certified or registered mail, return receipt requested, as follows (or to such other addressee or address as shall be set forth in a notice given in the same manner):

         If to Executive:           Robert J. Currell
                                    Facsimile: (  )

         If to Company:             TMT-Pathway, L.L.C.
                                    c/o Jackson Products, Inc.
                                    2997 Clarkson Road
                                    Chesterfield, Missouri 63017
                                    Attention: Christopher T. Paule
                                    Facsimile: (314) 207-2800

         with a copy to:

                                    Mayer, Brown & Platt
                                    1675 Broadway, Suite 1900
                                    New York, New York 10019
                                    Attention: James B. Carlson
                                    Facsimile: (212) 262-1910

     Any such notices shall be deemed to be given on the date personally delivered or such return receipt is issued.

11. Previous Agreements; Executive's Representation

     (a) Executive hereby cancels, voids and renders without force or effect any previous employment or severance agreement by and between Executive and the Company.

     (b) Executive hereby warrants and represents to the Company that Executive has carefully reviewed this Agreement and has consulted with such advisors as Executive considers appropriate in connection with this Agreement, and is not subject to any covenants, agreements or restrictions, including without limitation any covenants, agreements or restrictions arising out of Executive's prior employment which would be breached or violated by Executive's execution of this Agreement or by Executive's performance of his duties hereunder.

12. Other Matters

     Executive agrees and acknowledges that the obligations owed to Executive under this Agreement are solely the obligations of the Company, and that none of the Companies' Members, directors, officers, affiliates, representatives, agents or lenders will have any obligations or liabilities in respect of this Agreement and the subject matter hereof, except as may be expressly provided by applicable law.

13. Validity

     If, for any reason, any provision hereof shall be determined to be invalid or unenforceable, the validity and effect of the other provisions hereof shall not be affected thereby.

14. Severability

     Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determines that any provision of Section 8 or any other provision hereof is unenforceable and therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

15. Waiver of Breach; Specific Performance

     The waiver by the Company or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other breach of such other party. Each of the parties (and third party beneficiaries) to this Agreement will be entitled to enforce its respective rights under this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of Sections 7 and 8 of this Agreement and that any party (and third party beneficiaries) may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions in order to enforce or prevent any violations of the provisions of this Agreement.

16. Assignment; Third Parties

     Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other. The parties agree and acknowledge that each of the Companies and the Members and lenders therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

17. Amendment; Entire Agreement

     This Agreement may not be changed orally but only by an agreement in writing agreed to by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter of this Agreement, and supersedes and replaces all prior Agreements, understandings and commitments with respect to such subject matter.

18. Litigation

     THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MISSOURI, EXCEPT THAT NO DOCTRINE OF CHOICE OF LAW SHALL BE USED TO APPLY ANY LAW OTHER THAN THAT OF MISSOURI, AND NO DEFENSE, COUNTERCLAIM OR RIGHT OF SET-OFF GIVEN OR ALLOWED BY THE LAWS OF ANY OTHER STATE OR JURISDICTION, OR ARISING OUT OF THE ENACTMENT, MODIFICATION OR REPEAL OF ANY LAW, REGULATION, ORDINANCE OR DECREE OF ANY FOREIGN JURISDICTION, BE INTERPOSED IN ANY ACTION HEREON. EXECUTIVE AND THE COMPANY AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE COURTS OF THE STATE OF MISSOURI OR THE UNITED STATES DISTRICT COURTS IN ST. LOUIS, MISSOURI. EXECUTIVE AND THE COMPANY CONSENT TO SUCH JURISDICTION, AGREE THAT VENUE WILL BE PROPER IN SUCH COURTS AND WAIVE ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 18 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER JURISDICTION.

19. Further Action

     Executive and the Company agree to perform any further acts and to execute and deliver any documents which may be reasonable to carry out the provisions hereof.

20. Counterparts

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first written above.

                                   EXECUTIVE:
                                             -----------------------------------
                                             Name: Robert J. Currell
                                             TMT-PATHWAY, L.L.C.




                                           By
                                             -----------------------------------
                                             Name: Christopher T. Paule
                                             Title:   Vice President

Exhibit 10.36

                    EMPLOYMENT AND NON-INTERFERENCE AGREEMENT

     This Agreement and Non-Interference Agreement, dated as of September 1, 2000 (this "Agreement"), by and between Francis "Joe" H. Gay (the "Executive") and Jackson Products, Inc., a Delaware corporation (the "Company").

                              W I T N E S S E T H:

     WHEREAS, the Company wishes to obtain the future services of the Executive for the Company; and

     WHEREAS, the Executive is willing, upon the terms and conditions herein set forth, to provide services hereunder; and

     WHEREAS, the Company wishes to secure the Executive's non-interference, upon the terms and conditions herein set forth;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1. Nature of Employment

     Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as Vice President of Human Resources and to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Company or the appropriately authorized and designated officers of the Company.
2. Extent of Employment

     (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company as directed by the President and under the direction of the Board of Directors of the Company while reporting to the President, and shall abide by the rules, customs and usages from time to time established by the Company.

     (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consisting with past practices and norms in similar positions.

     (c) Nothing contained herein shall require Executive to follow any directive or to perform any act which would violate any laws, ordinances, regulations or rules of any governmental, regulatory or administrative body, agent or authority, any court or judicial authority, or any public, private or industry regulatory authority (collectively, the "Regulations"). Executive shall act in good faith in accordance with all Regulations.

3. Terms of Employment; Termination

     (a) The "Term of Employment" shall commence on the date hereof and shall continue for a term of two (2) years (the "Initial Term"), subject to automatic renewal for additional periods of one (1) year after the Initial Term (the "Additional Terms") unless at least ninety (90) days prior to the scheduled expiration date of the Initial Term or any subsequent Additional Term, either the Executive or the Company notifies the other of its decision not to renew. Should the Executive's employment by the Company be earlier terminated by the Company pursuant to Section 3(b) or by the Executive pursuant to Section 3(c), the Term of Employment shall end on the date of such earlier termination.

     (b) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Company;

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) for Cause (as defined in Section 3(d));

          (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the President of the Company, which has remained uncured for a period of thirty (30) days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

          (v) for any other reason or no reason, it being understood that no reason is required.

     Executive acknowledges that no representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an opportunity to cure provided in this Agreement, if and to the extent applicable.

     (c) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Executive:

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) as a result of a material reduction in Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis) or the Company's willful, material violation of its obligations under this Agreement, in each case, after thirty (30) days prior written notice to the Company and the Company's failure thereafter to cure such reduction or violation; or

          (iv) voluntarily or for any reason not referred to in clauses (i) through (iii), or no reason, in each case, after ninety (90) days prior written notice to the Company.

     (d) For the purposes of this Section 3, "Cause" shall mean any of the following: (i) Executive's commission of any crime or criminal offense involving the unlawful theft or conversion of substantial monies or other property or any other felony (other than a criminal offense arising solely under a statutory provision imposing criminal liability on the Executive on a per se basis due to the offices held by the Executive), including fraud or embezzlement; (ii) Executive's breach of any of his fiduciary duties to the Company or its shareholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company; (iii) Executive's willful, continual and material neglect or failure to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2 (other than arising solely due to physical or mental disability); (iv) Executive's habitual drunkenness or substance abuse which materially interferes with Executive's ability to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2; (v) Executive's willful and material breach of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 7 and 8 of this Agreement; and (vi) Executive's gross neglect of his duties and responsibilities, as determined by the Company.

     (e) In the event Executive's employment is terminated pursuant to Section 3(b)(i), 3(b)(ii), 3(b)(v), 3(c)(i), 3(c)(ii) or 3(c)(iii), the Company will pay to Executive (or his estate or representative) the full amounts to which he would be entitled under Section 4(a) and benefits to which Executive was provided by the Company on the date of termination for the period from the date of termination to the first anniversary of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iv), the Company will pay to Executive the full amounts to which he would be entitled under
Section 4(a) and customary benefits for the period from the date of termination until thirty (30) days after the date of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iii) or 3(c)(iv), there will be no amounts payable by the Company to the Executive under Section 4 or any other provision of this Agreement, from and after the date of termination. If the Company makes any payments required by this Section 3(e), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with his termination.

     (f) All determinations pursuant to this Section 3 (other than pursuant to Section 3(b)(ii), 3(b)(iv) or 3(c)(ii)) shall be made by the Company's Board of Directors, in its sole discretion, whose decision shall be final, conclusive and binding.

     (g) Termination of Executive's employment will not terminate the parties' respective obligations under Sections 7, 8, 10 through 20.

     (h) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive will not be obligated to seek or obtain alternative employment; provided, however, if he nevertheless thereafter obtains alternative employment, then if and to the extent Executive obtains such employment, the Company's payment obligations under Section 3(e), including its obligation to provide insurance coverage, if any, will be mitigated and reduced by and to the extent of Executive's compensation under such alternative employment during the period for which payments are owed by the Company pursuant to Section 3(e). Executive shall provide the Company with written notice of alternative employment within fifteen
(15) days of obtaining such employment. Moreover, in the event that, after the Restricted Period pursuant to Section 8(a), Executive is employed by or engaged in a Competitive Business as contemplated by Section 8(a)(i), then the Company will thereupon cease and will be no longer obligated to make any payments otherwise required under this Agreement.

     (i) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive hereby waives any and all claims against the Companies, and their respective officers, directors, employees, agents, or representatives, stockholders, members and/or affiliates relating to his employment during the term hereof and this Agreement.

4. Compensation

     (a) During the Term of Employment, the Company shall pay compensation to Executive as base compensation for his services hereunder a base salary at a rate of One Hundred Twenty-Five Thousand Dollars ($125,000.00) per annum. Such amounts may be adjusted upward annually at the discretion of the Company based upon an annual review of Executive's performance by the Company beginning on March 1, 2001.

     (b) An annual bonus compensation based on Executive's performance as determined and approved by the Company's Board of Directors. Such bonus will be at the full discretion of the Company's Board of Directors, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Company's Board of Directors decide to pay a bonus, it is to be paid within thirty (30) days after the issuance of audited financial statements for the Company.

5. Reimbursement of Expenses

     During the Term of Employment, the Company shall reimburse Executive for documented travel, entertainment and other expenses reasonably incurred by Executive in connection with the performance of his duties hereunder and, in each case, in accordance with the rules, customs and usages promulgated by the Company from time to time in effect.

6. Benefits

     During the Term of Employment, the Executive shall be entitled to perquisites, paid vacations and benefits (including health, short and long term disability, pension and life insurance benefits consistent with past practice, or as increased from time to time) established from time to time, by the Company's Board of Directors for executives of the Company, subject to the policies and procedures in effect regarding participation in such benefits.

7. Confidential Information

     (a) Executive acknowledges that his employment hereunder gives him access to Confidential Information relating to the Companies' Business and its customers which must remain confidential. Executive acknowledges that this information is valuable, special, and a unique asset of the Companies' Business, and that it has been and will be developed by the Companies at considerable effort and expense, and if it were to be known and used by others engaged in a Competitive Business, it would be harmful and detrimental to the interests of the Companies. In consideration of the foregoing and this Agreement, Executive hereby agrees and covenants that, during and after the Term of Employment, Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Companies, any Confidential Information, whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Companies who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business. Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Companies, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Companies with prompt notice of such requirement, prior to making any disclosure, so that the Companies may seek an appropriate protective order. At the request of the Companies, Executive agrees to deliver to the Companies, at any time during the Term of Employment, or thereafter, all Confidential
Information which he may possess or control. Executive agrees that all Confidential Information of the Companies (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Companies (and not to Executive). Executive will promptly disclose such Confidential Information to the Companies and perform all actions reasonably requested by the Companies to establish and confirm such exclusive ownership.

     (b) The terms of this Section 7 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

8. Non-Interference

     (a) Executive acknowledges that the services to be provided give him the opportunity to have special knowledge of the Companies and the Confidential Information thereof and the capabilities of individuals employed by or affiliated with the Companies and that interference in these relationships would cause irreparable injury to the Companies. In consideration of this Agreement, Executive covenants and agrees that:

          (i) From the date hereof through the date that is seven hundred and twenty (720) days after Executive's employment is terminated (the "Restricted Period"), Executive will not, without the express written approval of the Company's Board of Directors, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, in any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or
     (C) whether the Executive resides, or reports to an office, within or without the Market; provided, however, that (x) the Executive may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to one percent (1%) of the capital stock of a corporation whose capital stock is traded publicly, and that (y) Executive may accept employment with a successor company to the Company.

          (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written approval of the Company's Board of Directors (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Companies or had a business relationship with the Companies within the seven hundred and twenty (720) day period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Companies, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within the seven hundred and twenty (720) days prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Companies. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          (iii) Executive hereby acknowledges and agrees that the scope and term of this Section 8 would not preclude Executive from earning a living.

     (b) In the event that Executive breaches his obligations under Section 7 or this Section 8, the Company, in addition to pursuing all available remedies under this Agreement, at law or otherwise, and without limiting its right to pursue the same, shall cease all payments to the Executive under this Agreement or any other agreement.

     (c) The terms of this Section 8 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

9. Definitions

     "Additional Terms" is defined in Section 3(a).

     "Business" means any business conducted, or engaged in, by the Companies prior to the date hereof or at any time during the Term of Employment.

     "Cause" is defined in Section 3(d).

     "Companies" means the Company and its successors and any entity in which the Company owns an interest, now or hereafter existing.

     "Company" is defined in the introduction.

     "Competitive Business" is defined in Section 8(a)(i).

     "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Companies, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

     "Executive" means Francis "Joe" H. Gay or his estate, if deceased.

     "Initial Term" is defined in Section 3(a).

     "Market" means any county in the United States of America and each similar jurisdiction in any other country in which the Business was conducted by or engaged in by the Companies prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Companies at any time during the Term of Employment.

     "Regulations" is defined in Section 2(c).

     "Restricted Period" is defined in Section 8(a)(i).

     "Term of Employment" is defined in Section 3(a).

10. Notice

     Any notice, request, demand or other communication required or permitted to be given under this Agreement shall be given in writing and if delivered personally, or sent by certified or registered mail, return receipt requested, as follows (or to such other addressee or address as shall be set forth in a notice given in the same manner):

If to Executive:               Francis "Joe" H. Gay
                               536 Steepleton Court
                               Ballwin, Missouri 63021


If to Company:                 Jackson Products, Inc.
                               2997 Clarkson Road
                               Chesterfield, Missouri 63017
                               Attention: Christopher T. Paule
                               Facsimile: (314) 207-2800


                               with a copy to:

                               Gallop, Johnson & Neuman, L.C.
                               101 South Hanley, Suite 1600
                               St. Louis, Missouri 63105
                               Attention: Barbara J. Hartung
                               Facsimile: (314) 862-1200

     Any such notices shall be deemed to be given on the date personally delivered or such return receipt is issued.

11. Previous Agreements; Executive's Representation

     (a) Executive hereby cancels, voids and renders without force or effect any previous employment or severance agreement by and between Executive and the Company.

     (b) Executive hereby warrants and represents to the Company that Executive has carefully reviewed this Agreement and has consulted with such advisors as Executive considers appropriate in connection with this Agreement, and is not subject to any covenants, agreements or restrictions, including without limitation any covenants, agreements or restrictions arising out of Executive's prior employment which would be breached or violated by Executive's execution of this Agreement or by Executive's performance of his duties hereunder.

12. Other Matters

     Executive agrees and acknowledges that the obligations owed to Executive under this Agreement are solely the obligations of the Company, and that none of the Companies' shareholders, directors, officers, affiliates, representatives, agents or lenders will have any obligations or liabilities in respect of this Agreement and the subject matter hereof.

13. Validity

     If, for any reason, any provision hereof shall be determined to be invalid or unenforceable, the validity and effect of the other provisions hereof shall not be affected thereby.

14. Severability

     Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determined that any provision of Section 8 or any other provision hereof is unenforceable and therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

15. Waiver of Breach; Specific Performance

     The waiver by the Company or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other breach of such other party. Each of the parties (and third party beneficiaries) to this Agreement will be entitled to enforce its respective rights under this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of Sections 7 and 8 of this Agreement and that any party (and third party beneficiaries) may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions in order to enforce or prevent any violations of the provisions of this Agreement.

16. Assignment; Third Parties

     Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other; provided, however, that the Company may assign, transfer and hypothecate this Agreement to a transferee of substantially all of the Company's assets. The parties agree and acknowledge that each of the Companies, the shareholders thereof and lenders therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

17. Amendment; Entire Agreement

     This Agreement may not be changed orally but only by an agreement in writing agreed to by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter of this Agreement, and supersedes and replaces all prior Agreements, understandings and commitments with respect to such subject matter.

18. Litigation

     THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MISSOURI, EXCEPT THAT NO DOCTRINE OF CHOICE OF LAW SHALL BE USED TO APPLY ANY LAW OTHER THAN THAT OF MISSOURI, AND NO DEFENSE, COUNTERCLAIM OR RIGHT OF SET-OFF GIVEN OR ALLOWED BY THE LAWS OF ANY OTHER STATE OR JURISDICTION, OR ARISING OUT OF THE ENACTMENT, MODIFICATION OR REPEAL OF ANY LAW, REGULATION, ORDINANCE OR DECREE OF ANY FOREIGN JURISDICTION, BE INTERPOSED IN ANY ACTION HEREON. EXECUTIVE AND THE COMPANY AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE COURTS OF THE STATE OF MISSOURI OR THE UNITED STATES DISTRICT COURTS IN ST. LOUIS, MISSOURI. EXECUTIVE AND THE COMPANY CONSENT TO SUCH JURISDICTION, AGREE THAT VENUE WILL BE PROPER IN SUCH COURTS AND WAIVE ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 18 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER JURISDICTION.

19. Further Action

     Executive and the Company agree to perform any further acts and to execute and deliver any documents which may be reasonable to carry out the provisions hereof.

20. Counterparts

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first written above.

                                    EXECUTIVE

                                             -----------------------------------
                                             Name:  Francis "Joe" H. Gay
                                             JACKSON PRODUCTS, INC.


                                          By:
                                             -----------------------------------
                                             Name: Christopher T. Paule
                                             Title:   President

Exhibit 10.37

                    EMPLOYMENT AND NON-INTERFERENCE AGREEMENT

     This Agreement and Non-Interference Agreement, dated as of September 1, 2000 (this "Agreement"), by and between Mark A. Kolmer (the "Executive") and Jackson Products, Inc., a Delaware corporation (the "Company").

                              W I T N E S S E T H:

     WHEREAS, the Company wishes to obtain the future services of the Executive for the Company; and

     WHEREAS, the Executive is willing, upon the terms and conditions herein set forth, to provide services hereunder; and

     WHEREAS, the Company wishes to secure the Executive's non-interference, upon the terms and conditions herein set forth;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1. Nature of Employment

     Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as Vice President Finance and to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Company or the appropriately authorized and designated officers of the Company.

2. Extent of Employment

     (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company as directed by the President and under the direction of the Board of Directors of the Company while reporting to the President, and shall abide by the rules, customs and usages from time to time established by the Company.

     (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consisting with past practices and norms in similar positions.

     (c) Nothing contained herein shall require Executive to follow any directive or to perform any act which would violate any laws, ordinances, regulations or rules of any governmental, regulatory or administrative body, agent or authority, any court or judicial authority, or any public, private or industry regulatory authority (collectively, the "Regulations"). Executive shall act in good faith in accordance with all Regulations.

3. Terms of Employment; Termination

     (a) The "Term of Employment" shall commence on the date hereof and shall continue for a term of two (2) years (the "Initial Term"), subject to automatic renewal for additional periods of one (1) year after the Initial Term (the "Additional Terms") unless at least ninety (90) days prior to the scheduled expiration date of the Initial Term or any subsequent Additional Term, either the Executive or the Company notifies the other of its decision not to renew. Should the Executive's employment by the Company be earlier terminated by the Company pursuant to Section 3(b) or by the Executive pursuant to Section 3(c), the Term of Employment shall end on the date of such earlier termination.

     (b) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Company;

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) for Cause (as defined in Section 3(d));

          (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the President of the Company, which has remained uncured for a period of thirty (30) days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

          (v) for any other reason or no reason, it being understood that no reason is required.

     Executive acknowledges that no representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an opportunity to cure provided in this Agreement, if and to the extent applicable.

     (c) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Executive:

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) as a result of a material reduction in Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis) or the Company's willful, material violation of its obligations under this Agreement, in each case, after thirty (30) days prior written notice to the Company and the Company's failure thereafter to cure such reduction or violation; or

          (iv) voluntarily or for any reason not referred to in clauses (i) through (iii), or no reason, in each case, after ninety (90) days prior written notice to the Company.

     (d) For the purposes of this Section 3, "Cause" shall mean any of the following: (i) Executive's commission of any crime or criminal offense involving the unlawful theft or conversion of substantial monies or other property or any other felony (other than a criminal offense arising solely under a statutory provision imposing criminal liability on the Executive on a per se basis due to the offices held by the Executive), including fraud or embezzlement; (ii) Executive's breach of any of his fiduciary duties to the Company or its shareholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company; (iii) Executive's willful, continual and material neglect or failure to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2 (other than arising solely due to physical or mental disability); (iv) Executive's habitual drunkenness or substance abuse which materially interferes with Executive's ability to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2; (v) Executive's willful and material breach of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 7 and 8 of this Agreement; and (vi) Executive's gross neglect of his duties and responsibilities, as determined by the Company.

     (e) In the event Executive's employment is terminated pursuant to Section 3(b)(i), 3(b)(ii), 3(b)(v), 3(c)(i), 3(c)(ii) or 3(c)(iii), the Company will pay to Executive (or his estate or representative) the full amounts to which he would be entitled under Section 4(a) and benefits to which Executive was provided by the Company on the date of termination for the period from the date of termination to the first anniversary of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iv), the Company will pay to Executive the full amounts to which he would be entitled under
Section 4(a) and customary benefits for the period from the date of termination until thirty (30) days after the date of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iii) or 3(c)(iv), there will be no amounts payable by the Company to the Executive under Section 4 or any other provision of this Agreement, from and after the date of termination. If the Company makes any payments required by this Section 3(e), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with his termination.

     (f) All determinations pursuant to this Section 3 (other than pursuant to Section 3(b)(ii), 3(b)(iv) or 3(c)(ii)) shall be made by the Company's Board of Directors, in its sole discretion, whose decision shall be final, conclusive and binding.

     (g) Termination of Executive's employment will not terminate the parties' respective obligations under Sections 7, 8, 10 through 20.

     (h) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive will not be obligated to seek or obtain alternative employment; provided, however, if he nevertheless thereafter obtains alternative employment, then if and to the extent Executive obtains such employment, the Company's payment obligations under Section 3(e), including its obligation to provide insurance coverage, if any, will be mitigated and reduced by and to the extent of Executive's compensation under such alternative employment during the period for which payments are owed by the Company pursuant to Section 3(e). Executive shall provide the Company with written notice of alternative employment within fifteen
(15) days of obtaining such employment. Moreover, in the event that, after the Restricted Period pursuant to Section 8(a), Executive is employed by or engaged in a Competitive Business as contemplated by Section 8(a)(i), then the Company will thereupon cease and will be no longer obligated to make any payments otherwise required under this Agreement.

          (i) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive hereby waives any and all claims against the Companies, and their respective officers, directors, employees, agents, or representatives, stockholders, members and/or affiliates relating to his employment during the term hereof and this Agreement.

4. Compensation

     (a) During the Term of Employment, the Company shall pay compensation to Executive as base compensation for his services hereunder a base salary at a rate of One Hundred Twelve Thousand Five Hundred Dollars ($112,500.00) per annum. Such amounts may be adjusted upward annually at the discretion of the Company based upon an annual review of Executive's performance by the Company beginning on June 1, 2001.

     (b) An annual bonus compensation based on Executive's performance as determined and approved by the Company's Board of Directors. Such bonus will be at the full discretion of the Company's Board of Directors, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Company's Board of Directors decide to pay a bonus, it is to be paid within thirty (30) days after the issuance of audited financial statements for the Company.

     (c) During the Term of Employment, Executive shall receive a monthly automobile allowance of Five Hundred Dollars ($500.00) (before the effect of federal and state income taxes and FICA).

5. Reimbursement of Expenses

     During the Term of Employment, the Company shall reimburse Executive for documented travel, entertainment and other expenses reasonably incurred by Executive in connection with the performance of his duties hereunder and, in each case, in accordance with the rules, customs and usages promulgated by the Company from time to time in effect.

6. Benefits

     During the Term of Employment, the Executive shall be entitled to perquisites, paid vacations and benefits (including health, short and long term disability, pension and life insurance benefits consistent with past practice, or as increased from time to time) established from time to time, by the Company's Board of Directors for executives of the Company, subject to the policies and procedures in effect regarding participation in such benefits.

7. Confidential Information

     (a) Executive acknowledges that his employment hereunder gives him access to Confidential Information relating to the Companies' Business and its customers which must remain confidential. Executive acknowledges that this information is valuable, special, and a unique asset of the Companies' Business, and that it has been and will be developed by the Companies at considerable effort and expense, and if it were to be known and used by others engaged in a Competitive Business, it would be harmful and detrimental to the interests of the Companies. In consideration of the foregoing and this Agreement, Executive hereby agrees and covenants that, during and after the Term of Employment, Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Companies, any Confidential Information, whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Companies who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business. Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Companies, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Companies with prompt notice of such requirement, prior to making any disclosure, so that the Companies may seek an appropriate protective order. At the request of the Companies, Executive agrees to deliver to the Companies, at any time during the Term of Employment, or thereafter, all Confidential
Information which he may possess or control. Executive agrees that all Confidential Information of the Companies (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Companies (and not to Executive). Executive will promptly disclose such Confidential Information to the Companies and perform all actions reasonably requested by the Companies to establish and confirm such exclusive ownership.

     (b) The terms of this Section 7 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

8. Non-Interference

     (a) Executive acknowledges that the services to be provided give him the opportunity to have special knowledge of the Companies and the Confidential Information thereof and the capabilities of individuals employed by or affiliated with the Companies and that interference in these relationships would cause irreparable injury to the Companies. In consideration of this Agreement, Executive covenants and agrees that:

          (i) From the date hereof through the date that is seven hundred and twenty (720) days after Executive's employment is terminated (the "Restricted Period"), Executive will not, without the express written approval of the Company's Board of Directors, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, in any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or
     (C) whether the Executive resides, or reports to an office, within or without the Market; provided, however, that (x) the Executive may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to one percent (1%) of the capital stock of a corporation whose capital stock is traded publicly, and that (y) Executive may accept employment with a successor company to the Company.

          (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written approval of the Company's Board of Directors (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Companies or had a business relationship with the Companies within the seven hundred and twenty (720) day period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Companies, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within the seven hundred and twenty (720) days prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Companies. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          (iii) Executive hereby acknowledges and agrees that the scope and term of this Section 8 would not preclude Executive from earning a living.

     (b) In the event that Executive breaches his obligations under Section 7 or this Section 8, the Company, in addition to pursuing all available remedies under this Agreement, at law or otherwise, and without limiting its right to pursue the same, shall cease all payments to the Executive under this Agreement or any other agreement.

     (c) The terms of this Section 8 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

9. Definitions

     "Additional Terms" is defined in Section 3(a).

     "Business" means any business conducted, or engaged in, by the Companies prior to the date hereof or at any time during the Term of Employment.

     "Cause" is defined in Section 3(d).

     "Companies" means the Company and its successors and any entity in which the Company owns an interest, now or hereafter existing.

     "Company" is defined in the introduction.

     "Competitive Business" is defined in Section 8(a)(i).

     "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Companies, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

     "Executive" means Mark A. Kolmer or his estate, if deceased.

     "Initial Term" is defined in Section 3(a).

     "Market" means any county in the United States of America and each similar jurisdiction in any other country in which the Business was conducted by or engaged in by the Companies prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Companies at any time during the Term of Employment.

     "Regulations" is defined in Section 2(c).

     "Restricted Period" is defined in Section 8(a)(i).

     "Term of Employment" is defined in Section 3(a).

10. Notice

     Any notice, request, demand or other communication required or permitted to be given under this Agreement shall be given in writing and if delivered personally, or sent by certified or registered mail, return receipt requested, as follows (or to such other addressee or address as shall be set forth in a notice given in the same manner):

If to Executive:               Mark A. Kolmer
                               305 Gateford Drive
                               Ballwin, Missouri 63021

If to Company:                 Jackson Products, Inc.
                               2997 Clarkson Road
                               Chesterfield, Missouri 63017
                               Attention: Christopher T. Paule
                               Facsimile: (314) 207-2800


                               with a copy to:

                               Gallop, Johnson & Neuman, L.C.
                               101 South Hanley, Suite 1600
                               St. Louis, Missouri 63105
                               Attention: Barbara J. Hartung
                               Facsimile: (314) 862-1200

     Any such notices shall be deemed to be given on the date personally delivered or such return receipt is issued.

11. Previous Agreements; Executive's Representation

     (a) Executive hereby cancels, voids and renders without force or effect any previous employment or severance agreement by and between Executive and the Company.

     (b) Executive hereby warrants and represents to the Company that Executive has carefully reviewed this Agreement and has consulted with such advisors as Executive considers appropriate in connection with this Agreement, and is not subject to any covenants, agreements or restrictions, including without limitation any covenants, agreements or restrictions arising out of Executive's prior employment which would be breached or violated by Executive's execution of this Agreement or by Executive's performance of his duties hereunder.

12. Other Matters

     Executive agrees and acknowledges that the obligations owed to Executive under this Agreement are solely the obligations of the Company, and that none of the Companies' shareholders, directors, officers, affiliates, representatives, agents or lenders will have any obligations or liabilities in respect of this Agreement and the subject matter hereof.

13. Validity

     If, for any reason, any provision hereof shall be determined to be invalid or unenforceable, the validity and effect of the other provisions hereof shall not be affected thereby.

14. Severability

     Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determined that any provision of Section 8 or any other provision hereof is unenforceable and therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

15. Waiver of Breach; Specific Performance

     The waiver by the Company or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other breach of such other party. Each of the parties (and third party beneficiaries) to this Agreement will be entitled to enforce its respective rights under this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of Sections 7 and 8 of this Agreement and that any party (and third party beneficiaries) may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions in order to enforce or prevent any violations of the provisions of this Agreement.

16. Assignment; Third Parties

     Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other; provided, however, that the Company may assign, transfer and hypothecate this Agreement to a transferee of substantially all of the Company's assets. The parties agree and acknowledge that each of the Companies, the shareholders thereof and lenders therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

17. Amendment; Entire Agreement

     This Agreement may not be changed orally but only by an agreement in writing agreed to by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter of this Agreement, and supersedes and replaces all prior Agreements, understandings and commitments with respect to such subject matter.

18. Litigation

     THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MISSOURI, EXCEPT THAT NO DOCTRINE OF CHOICE OF LAW SHALL BE USED TO APPLY ANY LAW OTHER THAN THAT OF MISSOURI, AND NO DEFENSE, COUNTERCLAIM OR RIGHT OF SET-OFF GIVEN OR ALLOWED BY THE LAWS OF ANY OTHER STATE OR JURISDICTION, OR ARISING OUT OF THE ENACTMENT, MODIFICATION OR REPEAL OF ANY LAW, REGULATION, ORDINANCE OR DECREE OF ANY FOREIGN JURISDICTION, BE INTERPOSED IN ANY ACTION HEREON. EXECUTIVE AND THE COMPANY AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE COURTS OF THE STATE OF MISSOURI OR THE UNITED STATES DISTRICT COURTS IN ST. LOUIS, MISSOURI. EXECUTIVE AND THE COMPANY CONSENT TO SUCH JURISDICTION, AGREE THAT VENUE WILL BE PROPER IN SUCH COURTS AND WAIVE ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 18 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER JURISDICTION.

19. Further Action

     Executive and the Company agree to perform any further acts and to execute and deliver any documents which may be reasonable to carry out the provisions hereof.

20. Counterparts

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first written above.

                                   EXECUTIVE:

                                             -----------------------------------
                                             Name: Mark A. Kolmer
                                             JACKSON PRODUCTS, INC.


                                          By:
                                             -----------------------------------
                                             Name: Christopher T. Paule
                                             Title:   President

Exhibit 10.38

                    EMPLOYMENT AND NON-INTERFERENCE AGREEMENT

     This Agreement and Non-Interference Agreement, dated as of September 1, 2000 (this "Agreement"), by and between John L. Garavaglia, III (the "Executive") and Jackson Products, Inc., a Delaware corporation (the "Company").

                              W I T N E S S E T H:

     WHEREAS, the Company wishes to obtain the future services of the Executive for the Company; and

     WHEREAS, the Executive is willing, upon the terms and conditions herein set forth, to provide services hereunder; and

     WHEREAS, the Company wishes to secure the Executive's non-interference, upon the terms and conditions herein set forth;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1. Nature of Employment

     Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as Vice President Operations and to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Company or the appropriately authorized and designated officers of the Company.

2. Extent of Employment

     (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company as directed by the President and under the direction of the Board of Directors of the Company while reporting to the President, and shall abide by the rules, customs and usages from time to time established by the Company.

     (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consisting with past practices and norms in similar positions.

     (c) Nothing contained herein shall require Executive to follow any directive or to perform any act which would violate any laws, ordinances, regulations or rules of any governmental, regulatory or administrative body, agent or authority, any court or judicial authority, or any public, private or industry regulatory authority (collectively, the "Regulations"). Executive shall act in good faith in accordance with all Regulations.

3. Terms of Employment; Termination

     (a) The "Term of Employment" shall commence on the date hereof and shall continue for a term of two (2) years (the "Initial Term"), subject to automatic renewal for additional periods of one (1) year after the Initial Term (the "Additional Terms") unless at least ninety (90) days prior to the scheduled expiration date of the Initial Term or any subsequent Additional Term, either the Executive or the Company notifies the other of its decision not to renew. Should the Executive's employment by the Company be earlier terminated by the Company pursuant to Section 3(b) or by the Executive pursuant to Section 3(c), the Term of Employment shall end on the date of such earlier termination.

     (b) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Company;

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) for Cause (as defined in Section 3(d));

          (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the President of the Company, which has remained uncured for a period of thirty (30) days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

          (v) for any other reason or no reason, it being understood that no reason is required.

               Executive acknowledges that no representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an opportunity to cure provided in this Agreement, if and to the extent applicable.

     (c) Subject to the payments contemplated by Section 3(e), the Term of Employment may be terminated at any time by the Executive:

          (i) upon the death of Executive;

          (ii) in the event that because of physical or mental disability Executive is unable to perform, and does not perform, substantially all of his duties hereunder for a continuous period of ninety (90) days, or as certified in writing by an experienced, recognized physician specializing in such disabilities, which physician shall be reasonably acceptable to the Company and the Executive;

          (iii) as a result of a material reduction in Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis) or the Company's willful, material violation of its obligations under this Agreement, in each case, after thirty (30) days prior written notice to the Company and the Company's failure thereafter to cure such reduction or violation; or

          (iv) voluntarily or for any reason not referred to in clauses (i) through (iii), or no reason, in each case, after ninety (90) days prior written notice to the Company.

     (d) For the purposes of this Section 3, "Cause" shall mean any of the following: (i) Executive's commission of any crime or criminal offense involving the unlawful theft or conversion of substantial monies or other property or any other felony (other than a criminal offense arising solely under a statutory provision imposing criminal liability on the Executive on a per se basis due to the offices held by the Executive), including fraud or embezzlement; (ii) Executive's breach of any of his fiduciary duties to the Company or its shareholders or making of a willful misrepresentation or omission which breach, misrepresentation or omission would reasonably be expected to materially adversely affect the business, properties, assets, condition (financial or other) or prospects of the Company; (iii) Executive's willful, continual and material neglect or failure to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2 (other than arising solely due to physical or mental disability); (iv) Executive's habitual drunkenness or substance abuse which materially interferes with Executive's ability to discharge his duties, responsibilities or obligations prescribed by Sections 1 and 2; (v) Executive's willful and material breach of any non-competition or confidentiality agreement with the Company, including without limitation, those set forth in Sections 7 and 8 of this Agreement; and (vi) Executive's gross neglect of his duties and responsibilities, as determined by the Company.

     (e) In the event Executive's employment is terminated pursuant to Section 3(b)(i), 3(b)(ii), 3(b)(v), 3(c)(i), 3(c)(ii) or 3(c)(iii), the Company will pay to Executive (or his estate or representative) the full amounts to which he would be entitled under Section 4(a) and benefits to which Executive was provided by the Company on the date of termination for the period from the date of termination to the first anniversary of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iv), the Company will pay to Executive the full amounts to which he would be entitled under
Section 4(a) and customary benefits for the period from the date of termination until thirty (30) days after the date of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iii) or 3(c)(iv), there will be no amounts payable by the Company to the Executive under Section 4 or any other provision of this Agreement, from and after the date of termination. If the Company makes any payments required by this Section 3(e), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with his termination.

     (f) All determinations pursuant to this Section 3 (other than pursuant to Section 3(b)(ii), 3(b)(iv) or 3(c)(ii)) shall be made by the Company's Board of Directors, in its sole discretion, whose decision shall be final, conclusive and binding.

     (g) Termination of Executive's employment will not terminate the parties' respective obligations under Sections 7, 8, 10 through 20.

     (h) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive will not be obligated to seek or obtain alternative employment; provided, however, if he nevertheless thereafter obtains alternative employment, then if and to the extent Executive obtains such employment, the Company's payment obligations under Section 3(e), including its obligation to provide insurance coverage, if any, will be mitigated and reduced by and to the extent of Executive's compensation under such alternative employment during the period for which payments are owed by the Company pursuant to Section 3(e). Executive shall provide the Company with written notice of alternative employment within fifteen
(15) days of obtaining such employment. Moreover, in the event that, after the Restricted Period pursuant to Section 8(a), Executive is employed by or engaged in a Competitive Business as contemplated by Section 8(a)(i), then the Company will thereupon cease and will be no longer obligated to make any payments otherwise required under this Agreement.

     (i) In the event Executive's employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive hereby waives any and all claims against the Companies, and their respective officers, directors, employees, agents, or representatives, stockholders, members and/or affiliates relating to his employment during the term hereof and this Agreement.

4. Compensation

     (a) During the Term of Employment, the Company shall pay compensation to Executive as base compensation for his services hereunder a base salary at a rate of One Hundred Forty Thousand Dollars ($140,000.00) per annum. Such amounts may be adjusted upward annually at the discretion of the Company based upon an annual review of Executive's performance by the Company beginning on May 1, 2001.

     (b) An annual bonus compensation based on Executive's performance as determined and approved by the Company's Board of Directors. Such bonus will be at the full discretion of the Company's Board of Directors, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Company's Board of Directors decide to pay a bonus, it is to be paid within thirty (30) days after the issuance of audited financial statements for the Company.

     (c) During the Term of Employment, Executive shall receive a net after tax monthly automobile allowance of Five Hundred Dollars ($500.00).

5. Reimbursement of Expenses

     During the Term of Employment, the Company shall reimburse Executive for documented travel, entertainment and other expenses reasonably incurred by Executive in connection with the performance of his duties hereunder and, in each case, in accordance with the rules, customs and usages promulgated by the Company from time to time in effect.

6. Benefits

     During the Term of Employment, the Executive shall be entitled to perquisites, paid vacations and benefits (including health, short and long term disability, pension and life insurance benefits consistent with past practice, or as increased from time to time) established from time to time, by the Company's Board of Directors for executives of the Company, subject to the policies and procedures in effect regarding participation in such benefits.

7. Confidential Information

     (a) Executive acknowledges that his employment hereunder gives him access to Confidential Information relating to the Companies' Business and its customers which must remain confidential. Executive acknowledges that this information is valuable, special, and a unique asset of the Companies' Business, and that it has been and will be developed by the Companies at considerable effort and expense, and if it were to be known and used by others engaged in a Competitive Business, it would be harmful and detrimental to the interests of the Companies. In consideration of the foregoing and this Agreement, Executive hereby agrees and covenants that, during and after the Term of Employment, Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Companies, any Confidential

Information, whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to officers, representatives, employees and agents of the Companies who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business. Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Companies, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Companies with prompt notice of such requirement, prior to making any disclosure, so that the Companies may seek an appropriate protective order. At the request of the Companies, Executive agrees to deliver to the Companies, at any time during the Term of Employment, or thereafter, all Confidential
Information which he may possess or control. Executive agrees that all Confidential Information of the Companies (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Companies (and not to Executive). Executive will promptly disclose such Confidential Information to the Companies and perform all actions reasonably requested by the Companies to establish and confirm such exclusive ownership.

     (b) The terms of this Section 7 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

8. Non-Interference

     (a) Executive acknowledges that the services to be provided give him the opportunity to have special knowledge of the Companies and the Confidential Information thereof and the capabilities of individuals employed by or affiliated with the Companies and that interference in these relationships would cause irreparable injury to the Companies. In consideration of this Agreement, Executive covenants and agrees that:

          (i) From the date hereof through the date that is seven hundred and twenty (720) days after Executive's employment is terminated (the "Restricted Period"), Executive will not, without the express written approval of the Company's Board of Directors, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, lender, director, officer, employee, joint venturer, investor, lessor, supplier, customer, agent, representative or other participant, in any business which competes, directly or indirectly, with the Business in the Market ("Competitive Business") without regard to (A) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (B) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or
     (C) whether the Executive resides, or reports to an office, within or without the Market; provided, however, that (x) the Executive may, anywhere in the Market, directly or indirectly, in one or a series of transactions, own, invest or acquire an interest in up to one percent (1%) of the capital stock of a corporation whose capital stock is traded publicly, and that (y) Executive may accept employment with a successor company to the Company.

          (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written approval of the Company's Board of Directors (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Companies or had a business relationship with the Companies within the seven hundred and twenty (720) day period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Companies, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within the seven hundred and twenty (720) days prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Companies. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          (iii) Executive hereby acknowledges and agrees that the scope and term of this Section 8 would not preclude Executive from earning a living.

     (b) In the event that Executive breaches his obligations under Section 7 or this Section 8, the Company, in addition to pursuing all available remedies under this Agreement, at law or otherwise, and without limiting its right to pursue the same, shall cease all payments to the Executive under this Agreement or any other agreement.

     (c) The terms of this Section 8 shall survive the termination of this Agreement regardless of who terminates this Agreement, or the reasons therefor.

9. Definitions

     "Additional Terms" is defined in Section 3(a).

     "Business" means any business conducted, or engaged in, by the Companies prior to the date hereof or at any time during the Term of Employment.

     "Cause" is defined in Section 3(d).

     "Companies" means the Company and its successors and any entity in which the Company owns an interest, now or hereafter existing.

     "Company" is defined in the introduction.

     "Competitive Business" is defined in Section 8(a)(i).

     "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Companies, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

     "Executive" means John L. Garavaglia, III or his estate, if deceased.

     "Initial Term" is defined in Section 3(a).

     "Market" means any county in the United States of America and each similar jurisdiction in any other country in which the Business was conducted by or engaged in by the Companies prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Companies at any time during the Term of Employment.

     "Regulations" is defined in Section 2(c).

     "Restricted Period" is defined in Section 8(a)(i).

     "Term of Employment" is defined in Section 3(a).

10. Notice

     Any notice, request, demand or other communication required or permitted to be given under this Agreement shall be given in writing and if delivered personally, or sent by certified or registered mail, return receipt requested, as follows (or to such other addressee or address as shall be set forth in a notice given in the same manner):

If to Executive:                John L. Garavaglia, III
                                1491 Carriage Crossing Lane
                                Chesterfield, Missouri 63005

If to Company:                  Jackson Products, Inc.
                                2997 Clarkson Road
                                Chesterfield, Missouri 63017
                                Attention: Christopher T. Paule
                                Facsimile: (314) 207-2800
                                with a copy to:

                                Gallop, Johnson & Neuman, L.C.
                                101 South Hanley, Suite 1600
                                St. Louis, Missouri 63105
                                Attention: Barbara J. Hartung
                                Facsimile: (314) 862-1200

Any such notices shall be deemed to be given on the date personally delivered or such return receipt is issued.

11. Previous Agreements; Executive's Representation

     (a) Executive hereby cancels, voids and renders without force or effect any previous employment or severance agreement by and between Executive and the Company.

     (b) Executive hereby warrants and represents to the Company that Executive has carefully reviewed this Agreement and has consulted with such advisors as Executive considers appropriate in connection with this Agreement, and is not subject to any covenants, agreements or restrictions, including without limitation any covenants, agreements or restrictions arising out of Executive's prior employment which would be breached or violated by Executive's execution of this Agreement or by Executive's performance of his duties hereunder.

12. Other Matters

     Executive agrees and acknowledges that the obligations owed to Executive under this Agreement are solely the obligations of the Company, and that none of the Companies' shareholders, directors, officers, affiliates, representatives, agents or lenders will have any obligations or liabilities in respect of this Agreement and the subject matter hereof.

13. Validity

     If, for any reason, any provision hereof shall be determined to be invalid or unenforceable, the validity and effect of the other provisions hereof shall not be affected thereby.

14. Severability

     Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determined that any provision of Section 8 or any other provision hereof is unenforceable and therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

15. Waiver of Breach; Specific Performance

     The waiver by the Company or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other breach of such other party. Each of the parties (and third party beneficiaries) to this Agreement will be entitled to enforce its respective rights under this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of Sections 7 and 8 of this Agreement and that any party (and third party beneficiaries) may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions in order to enforce or prevent any violations of the provisions of this Agreement.

16. Assignment; Third Parties

     Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other; provided, however, that the Company may assign, transfer and hypothecate this Agreement to a transferee of substantially all of the Company's assets. The parties agree and acknowledge that each of the Companies, the shareholders thereof and lenders therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

17. Amendment; Entire Agreement

     This Agreement may not be changed orally but only by an agreement in writing agreed to by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter of this Agreement, and supersedes and replaces all prior Agreements, understandings and commitments with respect to such subject matter.

18. Litigation

     THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, APPLIED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MISSOURI, EXCEPT THAT NO DOCTRINE OF CHOICE OF LAW SHALL BE USED TO APPLY ANY LAW OTHER THAN THAT OF MISSOURI, AND NO DEFENSE, COUNTERCLAIM OR RIGHT OF SET-OFF GIVEN OR ALLOWED BY THE LAWS OF ANY OTHER STATE OR JURISDICTION, OR ARISING OUT OF THE ENACTMENT, MODIFICATION OR REPEAL OF ANY LAW, REGULATION, ORDINANCE OR DECREE OF ANY FOREIGN JURISDICTION, BE INTERPOSED IN ANY ACTION HEREON. EXECUTIVE AND THE COMPANY AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE COURTS OF THE STATE OF MISSOURI OR THE UNITED STATES DISTRICT COURTS IN ST. LOUIS, MISSOURI. EXECUTIVE AND THE COMPANY CONSENT TO SUCH JURISDICTION, AGREE THAT VENUE WILL BE PROPER IN SUCH COURTS AND WAIVE ANY OBJECTIONS BASED UPON FORUM NON CONVENIENS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION 18 SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER JURISDICTION.

19. Further Action

     Executive and the Company agree to perform any further acts and to execute and deliver any documents which may be reasonable to carry out the provisions hereof.

20. Counterparts

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first written above.

                                   EXECUTIVE:
                                             -----------------------------------
                                             Name: John L. Garavaglia, III
                                             JACKSON PRODUCTS, INC.


                                          By:
                                             -----------------------------------
                                             Name: Christopher T. Paule
                                             Title:   President