Form 10-Q
period 2001-03-31
JACKSON PRODUCTS INC
filed 2001-05-15
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from........ to ......................................
Commission File Number:........... 333-53987....................................

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

            43,172 shares of Class A Common Stock at March 31, 2001 15,647 shares of Class B Common Stock at March 31, 2001
             3,020 shares of Class C Common Stock at March 31, 2001

                             JACKSON PRODUCTS, INC.

                                      INDEX

                                                                          PAGE

Part I.  Financial Information:

         Item 1.  Consolidated  Financial Statements as of March 31, 2001
                     (unaudited) and December 31, 2000 and the three months ended March 31, 2001 and 2000 (unaudited):

                     Consolidated Balance Sheets                            2

                     Consolidated Statements of Operations                  3

                     Consolidated Statements of Cash Flows                  4

                     Notes to Consolidated Financial Statements             5


         Item 2.  Management's  Discussion and Analysis of Financial
                     Condition and Results of Operations                   14

         Item 3.  Quantitative and Qualitative Disclosure about
                     Market Risk                                           15

Part II. Other Information                                                 16

         Signature Page                                                    16

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)




                                                                             March 31,   December 31,
                                      Assets                                   2001          2000
                                                                             ---------    ---------
                                                                            (Unaudited)
Current assets:
   Cash ..................................................................   $     309    $     388
   Accounts receivable, net of allowance for doubtful accounts of $1,210
     and $1,275 at March 31, 2001 and December 31, 2000, respectively ....      32,060       24,875
   Inventories ...........................................................      36,930       38,025
   Deferred tax assets ...................................................       7,143        3,391
   Prepaid expenses ......................................................       1,684        1,369
                                                                             ---------    ---------
          Total current assets ...........................................      78,126       68,048

Property, plant, and equipment, net ......................................      41,202       42,114
Intangibles ..............................................................      55,398       59,772
Deferred financing costs .................................................       4,423        4,751
Other noncurrent assets ..................................................       9,039        9,039
                                                                             ---------    ---------
                                                                             $ 188,188    $ 183,724
                                                                             =========    =========


                       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable ......................................................   $  15,245    $  14,504
   Other accrued liabilities .............................................       5,395        5,546
   Accrued interest ......................................................       5,442        2,723
   Accrued income taxes ..................................................         310          374
   Current portion of long-term debt .....................................      11,875        8,907
                                                                             ---------    ---------
          Total current liabilities ......................................      38,267       32,054
                                                                             ---------    ---------

Long-term debt ...........................................................     210,799      205,744
Other noncurrent liabilities .............................................       4,073        4,073

Stockholders' deficit:
   Class A common stock, $.01 par value; 100,000 shares authorized; 43,172
     shares issued and outstanding at March 31, 2001 and December 31, 2000        --           --
   Class B common stock, $.01 par value; 45,000 shares authorized; 15,647
     shares issued and outstanding at March 31, 2001 and December 31, 2000        --           --
   Class C common stock, $.01 par value; 15,000 shares authorized; 3,020
     shares issued and outstanding at March 31, 2001 and December 31, 2000        --           --
   Additional paid-in capital ............................................       5,176        2,952
   Accumulated other comprehensive loss ..................................      (1,201)        (844)
   Loans due on common stock .............................................        (561)        (329)
   Accumulated deficit ...................................................     (68,365)     (59,926)
                                                                             ---------    ---------
          Total stockholders' deficit ....................................     (64,951)     (58,147)
                                                                             ---------    ---------
                                                                             $ 188,188    $ 183,724
                                                                             =========    =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                    2001        2000
                                                 --------    --------

Net sales ....................................   $ 45,786    $ 51,716

Operating expenses:
      Cost of sales ..........................     34,656      36,432
      Restructuring charge....................      1,200        --
      Selling, general and administrative ....     11,555       9,283
      Amortization of intangibles ............      4,326       4,536
                                                 --------    --------
Total operating expenses .....................     51,737      50,251
                                                 --------    --------

Operating (loss) income ......................     (5,951)      1,465

Other:
      Interest expense .......................     (5,096)     (5,051)
      Amortization of deferred financing costs       (375)       (375)
      Transaction-related expenses ...........       (489)       --
      Other ..................................       (231)       (229)
                                                 --------    --------

Loss before income tax benefit ...............    (12,142)     (4,190)
Income tax benefit ...........................     (3,703)       (266)
                                                 --------    --------
Net loss .....................................   $ (8,439)   $ (3,924)
                                                 ========    ========




          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Three Months ended
                                                                        March 31,
                                                                     2001         2000
                                                                    ------       -----
Cash flows from operating activities:
      Net loss ................................................   $ (8,439)   $ (3,924)
      Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
         Depreciation .........................................      1,840       2,049
         Deferred income taxes ................................     (3,752)       --
         Amortization of deferred financing costs, intangibles
            and debt discount .................................      4,701       4,911
      Changes in operating assets and liabilities:
         Accounts receivable ..................................     (7,185)     (5,778)
         Inventories ..........................................      1,095      (1,718)
         Accounts payable .....................................        741       2,003
         Accrued and other liabilities ........................       (151)        645
         Accrued interest .....................................      2,719       2,749
         Accrued taxes ........................................        (64)        (20)
         Other, net ...........................................       (657)       (796)
                                                                    ------       -----
      Net cash (used in) provided by operating activities .....     (9,152)        121

Cash flows from investing activities:
      Capital expenditures ....................................       (942)     (1,282)
                                                                    ------       -----
      Net cash used in investing activities ...................       (942)     (1,282)

Cash flows from financing activities:
      Net borrowings of long-term debt ........................      8,023       1,224
      Payment of stock appreciation rights and stock options ..      2,224        --
      Proceeds from shareholder loans, net of loan repayments .       (232)       --
                                                                    ------       -----
      Net cash provided by financing activities ...............     10,015       1,224

Net (decrease) increase in cash ...............................        (79)         63
Cash, beginning of period .....................................        388         244
                                                                    ------       -----
Cash, end of period ...........................................   $    309    $    307
                                                                  ========    ========


            See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


(1) Basis of Presentation

     The accompanying unaudited consolidated condensed financial schedules include all normal recurring adjustments and other adjustments as indicated which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. Certain 2000 balances have been reclassified to conform to 2001 presentation. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2) Inventory

     Inventories at March 31, 2001 consist of the following (in thousands):

     Raw materials............................... $13,060
     Work-in-process.............................   6,831
     Finished goods..............................  17,039
                                                  -------
                                                  $36,930
                                                  =======

(3) Financing Activities

     Credit  Agreement
     -----------------
     During 1998 the Company entered into a credit agreement (the "New Credit Facility") with Fleet National Bank and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The New Credit Facility also contains several financial covenants, which require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness. The Company was in compliance with these covenants at March 31, 2001. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly.

     Borrowings under the New Credit Facility bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the New Credit Facility) plus 0.75% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the New Credit Facility) plus 2.25% for the Revolver and the Acquisition Facility. For each fiscal quarter following September 30, 1998, the factor added to either the Base Rate or the LIBOR Rate is adjusted based on the ratio of the Company's Total Debt to EBITDA (as defined in the New Credit Facility). The average interest rate on outstanding borrowings was 8.0% at March 31, 2001. As of March 31, 2001, there was $13.1 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding resulting in availability of $15.0 million.

     Senior Subordinated Notes
     -------------------------
     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors").

(4) Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138
     - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as a hedge in one of three categories.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company utilizes an interest rate cap agreement to assist in the management of interest rate sensitivity and to reduce its interest rate exposure. The Company's interest rate cap is in effect until December 15, 2001 and is immaterial to the financial position and results of operations of the Company.

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

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges ("EBITDA"). Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under its financing agreements. Information presented below for total assets excludes intercompany receivables and investments in wholly owned subsidiaries.

        (Dollars in thousands)                                    Three Months Ended
                                                                        March 31,
         NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT       2001          2000
                                                                 -------       -------
        PSP                                                     $ 28,327      $ 34,771
        HSP                                                       22,815        23,719
        Eliminations                                              (5,356)       (6,774)
                                                                 -------       -------
                 Consolidated totals                            $ 45,786       $51,716
                                                                 =======       =======


        OPERATING (LOSS) INCOME BY BUSINESS SEGMENT

        PSP                                                     $    572      $  2,371
        HSP                                                         (957)          378
        Reconciliation to consolidated totals (Corporate)         (5,566)       (1,284)
                                                                 -------       -------
                 Consolidated totals                            $ (5,951)     $  1,465
                                                                 =======       =======


        EBITDA BY BUSINESS SEGMENT

        PSP                                                     $  3,703      $  6,072
        HSP                                                        1,881         3,201
        Reconciliation to consolidated totals (Corporate)           (865)       (1,223)
                                                                 -------       -------
                 Consolidated totals                               4,719         8,050

        Depreciation and amortization                              6,541         6,960
        Interest, net                                              5,096         5,051
        Transaction and restructuring charges                      4,993           --
        Other                                                        231           229
                                                                 -------       -------

                Loss before income tax benefit                  $(12,142)     $ (4,190)
                                                                 =======       =======


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                 As of          As of
                                                               March 31,     December 31,
        TOTAL ASSETS BY BUSINESS SEGMENT                          2001          2000
                                                               ---------     ---------

        PSP                                                    $  77,128     $  80,637
        HSP                                                       95,214        89,627
        Reconciliation to consolidated totals (Corporate)         15,846        13,460
                                                               ---------     ---------
                 Consolidated totals                           $ 188,188     $ 183,724
                                                                ========     =========

(6) SCG Transaction

     On December 29, 2000, Jackson Products, Inc. (the "Company"), SCG Acquisition LLC ("SCG") and certain of the stockholders of the Company entered into a Stock Purchase Agreement (the "Purchase Agreement"), whereby SCG agreed to acquire just under 50% of the common stock of the Company (the "Common Stock") from the current stockholders of the Company (the "Stockholders") who executed the Purchase Agreement and the amendment thereto. The Stockholders will continue to hold approximately 50% of the Common Stock and will continue to have the right to appoint a majority of the board of directors of the Company.

     In consideration for the stock purchased pursuant to the Purchase Agreement, at the closing, SCG paid the Stockholders an aggregate of $41.5 million less certain fees and expenses. The transaction was approved by the boards of directors of the Company and SCG and closed on February 2, 2001.

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $5.0 million of costs which have been reflected in the results of operations for the three months ended March 31, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.1 million of incentives to certain officers and employees and had professional fees and other transaction costs of approximately $0.5 million. In addition, the Company recorded a restructuring charge of $1.2 million in conjunction with the transaction as a result of a new management philosophy and the exiting of certain product lines.

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

     Financial information regarding the Guarantors as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2001
                             (Dollars in thousands)

                                                                           Non
                                               Parent     Guarantor     Guarantor
                                               Company   Subsidiaries  Subsidiary  Eliminations   Consolidated
                                               -------   ------------  ----------  ------------   ------------
                ASSETS
Current assets:
      Cash ...............................   $    --      $    --      $     309    $    --        $     309
      Accounts receivable, net ...........       5,972       24,665        1,423         --           32,060
      Inventories ........................       8,607       27,254        1,286         (217)        36,930
      Deferred tax assets ................       7,143         --           --           --            7,143
      Prepaid expenses ...................         742          839          103         --            1,684
                                               -------       ------       ------      -------        -------
         Total current assets ............      22,464       52,758        3,121         (217)        78,126

      Property, plant and equipment ......      11,794       29,212          196         --           41,202
      Intangibles ........................       9,112       44,148        2,138         --           55,398
      Notes receivable ...................      84,613         --           --        (84,613)          --
      Deferred financing costs ...........       4,423         --           --           --            4,423
      Investment in subsidiaries .........      18,541         --           --        (18,541)          --
      Other noncurrent assets ............       9,039         --           --           --            9,039
                                               -------       ------       ------      -------        -------
                                             $ 159,986    $ 126,118    $   5,455    $(103,371)     $ 188,188
                                             =========    =========    =========    =========      =========

            LIABILITIES AND
         STOCKHOLDERS' DEFICIT
Current liabilities:
      Notes payable to parent ............   $    --      $  81,036    $   3,577    $ (84,613)     $    --
      Accounts payable ...................       2,484       12,337          424         --           15,245
      Other accrued liabilities ..........       2,723        2,464          208         --            5,395
      Accrued interest ...................       5,442         --           --           --            5,442
      Accrued taxes ......................         310         --           --           --              310
      Current portion of long-term debt ..      11,875         --           --           --           11,875
                                               -------       ------       ------      -------        -------
         Total current liabilities .......      22,834       95,837        4,209      (84,613)        38,267

Long-term debt ...........................     210,799         --           --           --          210,799
Other noncurrent liabilities .............       4,073         --           --           --            4,073
Due to parent ............................     (14,031)       3,588        6,263        4,180           --

Stockholders' deficit:
      Common stock .......................        --              1         --             (1)          --
      Additional paid-in capital .........       5,175       34,499         --        (34,498)         5,176
      Accumulated other comprehensive loss        (320)        --           (881)        --           (1,201)
      Loans due on common stock ..........        (561)        --           --           --             (561)
      Accumulated deficit ................     (67,983)      (7,807)      (4,136)      11,561        (68,365)
                                               -------       ------       ------      -------        -------
         Total stockholders' deficit .....     (63,689)      26,693       (5,017)     (22,938)       (64,951)
                                               -------       ------       ------      -------        -------
                                             $ 159,986    $ 126,118    $   5,455    $(103,371)     $ 188,188
                                             =========    =========    =========    =========      =========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 2001
                             (Dollars in thousands)

                                                                                   Non
                                                      Parent     Guarantor      Guarantor
                                                     Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                     -------    ------------   ----------   ------------   ------------
Net sales .......................................   $ 16,628      $ 32,736      $  1,778      $ (5,356)     $ 45,786

Operating expenses:
     Cost of sales ..............................     12,623        26,294         1,212        (5,473)       34,656
     Restructuring charge........................      1,200          --            --            --           1,200
     Selling, general and administrative ........      6,137         4,634           784          --          11,555
     Amortization of intangibles ................      1,182         3,144          --            --           4,326
                                                    --------      --------      --------      --------      --------
Total Operating Expenses ........................     21,142        34,072         1,996        (5,473)       51,737
                                                    --------      --------      --------      --------      --------
Operating (loss) income .........................     (4,514)       (1,336)         (218)          117        (5,951)

Other:
     Interest expense ...........................     (5,096)         --            --            --          (5,096)
     Amortization of deferred financing costs ...       (375)         --            --            --            (375)
     Transaction-related expenses ...............       (489)         --            --            --            (489)
     Other ......................................       (231)         --            --            --            (231)
                                                    --------      --------      --------      --------      --------
(Loss) income before income tax (benefit) expense    (10,705)       (1,336)         (218)          117       (12,142)

Income tax (benefit) expense ....................     (3,752)           49          --            --          (3,703)

Equity in (loss) earnings of subsidiaries .......     (1,603)         --            --           1,603          --
                                                    --------      --------      --------      --------      --------
Net (loss) income ...............................   $ (8,556)     $ (1,385)     $   (218)     $  1,720      $ (8,439)
                                                    ========      ========      ========      ========      ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Three months ended March 31, 2001
                             (Dollars in thousands)

                                                                                          Non
                                                             Parent     Guarantor      Guarantor
                                                             Company   Subsidiaries    Subsidiary  Eliminations  Consolidated
                                                             -------   ------------    ----------  ------------  -----------
Cash flows from operating activities:
Net cash (used in) provided by operating activities: .....   $ (7,541)   $ (2,978)     $   (236)     $  1,603     $ (9,152)
                                                             --------    --------      --------      --------     --------
Cash flows from investing activities:
   Capital expenditures ..................................       (439)       (482)          (21)         --           (942)
                                                             --------    --------      --------      --------     --------
Net cash used in investing activities ....................       (439)       (482)          (21)         --           (942)
                                                             --------    --------      --------      --------     --------
Cash flows from financing activities:
   Net borrowings of long-term debt ......................      8,023        --            --            --          8,023
   Payment of stock appreciation rights and stock options       2,224        --            --            --          2,224
   Proceeds from shareholder loans, net of loan repayments       (232)       --            --            --           (232)
                                                             --------    --------      --------      --------     --------
Net cash provided by financing activities ................     10,015        --            --            --         10,015
                                                             --------    --------      --------      --------     --------

Net increase (decrease) in cash ..........................   $  2,035    $ (3,460)     $   (257)     $  1,603          (79)
                                                             ========    ========      ========      ========
Cash, beginning of period ................................                                                             388
                                                                                                                  --------
Cash, end of period ......................................                                                        $    309
                                                                                                                  ========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                             (Dollars in thousands)

                                                                           Non
                                               Parent     Guarantor     Guarantor
                                               Company   Subsidiaries  Subsidiary  Eliminations   Consolidated
                                               -------   ------------  ----------  ------------   ------------
                Assets
Current assets:
   Cash                                      $      --    $      --    $     388   $       --      $     388
   Accounts receivable, net                      3,862       19,737        1,276           --         24,875
   Inventories                                  11,403       25,430        1,526         (334)        38,025
   Deferred tax asset                            3,391           --           --           --          3,391
   Prepaid expenses                                740          557           72           --          1,369
                                               -------       ------       ------      -------        -------
           Total current assets                 19,396       45,724        3,262         (334)        68,048

   Property, plant and equipment                11,937       29,962          215           --         42,114
   Intangibles                                   7,299       50,335        2,138           --         59,772
   Notes receivable from subsidiaries           84,613        9,229           --      (93,842)            --
   Deferred financing costs                      4,751           --           --           --          4,751
   Investment in subsidiaries                   20,144           --           --      (20,144)            --
   Other noncurrent assets                       9,039           --           --           --          9,039
                                               -------       ------       ------      -------        -------
                                             $ 157,179    $ 135,250    $   5,615   $ (114,320)     $ 183,724
                                             =========    =========    =========   ==========      =========

     Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable to Parent                   $      --    $  90,265    $   3,577   $  (93,842)     $      --
   Accounts payable                              3,714       10,454          336           --         14,504
   Other accrued liabilities                     2,205        3,107          234           --          5,546
   Accrued interest                              2,723           --           --           --          2,723
   Accrued income taxes                            374           --           --           --            374
   Current portion of long-term debt             8,907           --           --           --          8,907
                                               -------       ------       ------      -------        -------
           Total current liabilities            17,923      103,826        4,147      (93,842)        32,054

Long-term debt                                 205,744           --           --           --        205,744
Other noncurrent liabilities                     4,073           --           --           --          4,073
Due to Parent                                  (15,083)       4,818        6,085        4,180             --

Stockholders' deficit:
   Common stock                                     --            1           --           (1)            --
   Additional paid-in capital                    2,951       34,499           --      (34,498)         2,952
   Accumulated other comprehensive income           --         (145)        (699)          --           (844)
   Loans due on common stock                      (329)          --           --           --           (329)
   Accumulated deficit                         (58,100)      (7,749)      (3,918)       9,841        (59,926)
                                               -------       ------       ------      -------        -------
           Total stockholders' deficit         (55,478)      26,606       (4,617)     (24,658)       (58,147)
                                               -------       ------       ------      -------        -------
                                             $ 157,179    $ 135,250    $   5,615   $ (114,320)     $ 183,724
                                             =========    =========    =========   ==========      =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended March 31, 2000
                             (Dollars in thousands)

                                                                                   Non
                                                      Parent     Guarantor      Guarantor
                                                     Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                     -------    ------------   ----------   ------------   ------------
Net sales .......................................   $ 18,860      $ 37,790      $  1,840      $ (6,774)     $ 51,716
Operating expenses:
     Cost of sales ..............................     13,444        28,558         1,181        (6,751)       36,432
     Selling, general and administrative ........      2,972         5,399           912          --           9,283
     Amortization of intangibles ................        887         3,604            45          --           4,536
                                                    --------      --------      --------      --------      --------
Total Operating Expenses ........................     17,303        37,561         2,138        (6,751)       50,251
                                                    --------      --------      --------      --------      --------
Operating income (loss) .........................      1,557           229          (298)          (23)        1,465

Other:
     Interest expense ...........................     (5,051)         --            --            --          (5,051)
     Amortization of deferred financing costs ...       (375)         --            --            --            (375)
     Other ......................................       (229)         --            --            --            (229)
                                                    --------      --------      --------      --------      --------
(Loss) income before income tax (benefit) expense     (4,098)          229          (298)          (23)       (4,190)

Income tax (benefit) expense ....................       (363)           97          --            --            (266)

Equity in (loss) earnings of subsidiaries .......       (166)         --            --             166          --
                                                    --------      --------      --------      --------      --------
Net (loss) income ...............................   $ (3,901)     $    132      $   (298)     $    143      $ (3,924)
                                                    ========      ========      ========      ========      ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(7) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Three months ended March 31, 2000
                             (Dollars in thousands)

                                                                                          Non
                                                             Parent     Guarantor      Guarantor
                                                             Company   Subsidiaries    Subsidiary  Eliminations  Consolidated
                                                             -------   ------------    ----------  ------------  -----------
Cash flows from operating activities:
Net cash provided by (used in) operating activities:         $  1,014    $  (663)      $   (396)     $    166     $    121
                                                             --------    -------       --------      --------     --------
Cash flows from investing activities:
   Capital expenditures ...................................      (452)      (790)           (40)          --        (1,282)
                                                             --------    -------       --------      --------     --------
Net cash used in investing activities .....................      (452)      (790)           (40)          --        (1,282)
                                                             --------    -------       --------      --------     --------
Cash flows from financing activities:
   Net borrowings of long-term debt .......................     1,224       --             --            --          1,224
                                                             --------    -------       --------      --------     --------
Net cash provided by financing activities .................     1,224       --             --            --          1,224
                                                             --------    -------       --------      --------     --------

Net increase (decrease) in cash ...........................  $  1,786    $(1,453)      $   (436)     $    166           63
                                                             ========    =======       ========      ========
Cash, beginning of period .................................                                                            244
                                                                                                                  --------
Cash, end of period .......................................                                                       $    307
                                                                                                                  ========

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

On February 2, 2001, the closing of the transaction contemplated under the Stock Purchase Agreement, (the "Purchase Agreement"), dated December 29, 2000, between the Company, SCG Acquisition LLC ("SCG") and the stockholders of the Company (the "Stockholders"), as amended February 1, 2001, occurred. Pursuant to the terms of the Purchase Agreement, the Stockholders sold just under 50% of the common stock of the Company (the "Common Stock") to the affiliates of SCG. The Stockholders continue to hold approximately 50% of the Common Stock and continue to have the right to appoint a majority of the board of directors of the Company.

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

Three Months Ended March 31, 2001 Compared
 to Three Months Ended March 31, 2000
------------------------------------------

Net sales- Net sales for the three months ended March 31, 2001 decreased 11.4% to $45.8 million from $51.7 million in 2000. PSP net sales decreased 17.8% in the first quarter of 2001 over the same period in 2000 due to the slowing economy and declining distributor inventories in North America. HSP net sales for the comparable three months decreased 4.2% to $22.7 million from $23.7 million primarily due to severe weather, which prevented the release of shipments.

Cost of sales- Cost of sales for the three months ended March 31, 2001 decreased 4.7% to $34.7 million from $36.4 million for the same period in 2000 primarily as a result of the decrease in net sales offset by the spike in natural gas prices. Cost of sales as a percentage of sales increased to 75.8% from 70.4%. PSP first quarter cost of sales decreased 12.3% in 2001 over first quarter 2000. However, PSP costs as a percentage of sales increased to 67.6% from 63.4% due to unfavorable overhead absorption on lower sales volume and planned inventory reductions. HSP cost of sales increased 2.2% in first quarter 2001 to $19.0 million from $18.6 million in 2000 as a result of significant increases in natural gas costs. HSP first quarter 2001 cost of sales as a percentage of sales increased to 83.7% from 78.5% in 2000.

Restructuring charge - During the first quarter 2001, in conjunction with the Purchase Agreement discussed above the Company recorded $1.2 million of restructuring charges related to the exiting of certain product lines.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended March 31, 2001 increased 24.8% to $11.6 million from $9.3 million. The increase in selling, general and administrative expenses from quarter to quarter is a result of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement discussed above. The Company incurred $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.1 million of acquisition incentives. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $1.0 million from quarter to quarter and remained flat as a percentage of sales.

EBITDA- EBITDA for the first quarter 2001 decreased $3.4 million to $4.7 million from $8.1 million in 2000 due to under absorption on soft volumes and planned inventory reductions combined with higher natural gas costs.

Operating (loss) income- Operating (loss) income for the three months ended March 31, 2001 and 2000 was ($6.0 million) and $1.5 million, respectively. First quarter 2001 operating loss includes $4.5 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement. Excluding such charges, operating income decreased $3.0 million on decreased sales and margins. PSP and HSP operating income decreased $1.8 million and $1.3 million, respectively, in first quarter 2001 over the prior year period.

Income tax benefit - Income tax benefit for the three months ended March 31, 2001 and 2000 was $3.7 million and $0.3 million, respectively. The net first quarter 2001 benefit was due to the recognition of $3.8 million of net operating loss carryforwards associated with the first quarter 2001 taxable loss.

Liquidity and Capital Resources
-------------------------------

Cash (used in) provided by operating activities for the three months ended March 31, 2001 and 2000 was ($9.1 million) and $0.1 million, respectively. The decrease is largely due to the increased net loss and deferred income taxes over the prior year comparable three-month period. Changes in working capital resulted in cash uses of $3.5 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively.

Cash used in investing activities for the three months ended March 31, 2001 and 2000 was $0.9 million and $1.3 million, respectively.

Net cash provided by financing activities for the three months ended March 31, 2001 and 2000 was $10.0 million and $1.2 million, respectively. The increase in first quarter 2001 is a result of weaker operating cash flows coupled with $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options.

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

Effective April 22, 1998, the Company entered into a credit agreement (the "Credit Facility") with Fleet National Bank, as agent, and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was amended during the second quarter of 1999 to increase the line of credit to $135.0 million, consisting of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The credit agreement requires, and borrowing under the revolving credit facility is subject to, satisfaction of financial and other covenants. In addition, revolving credit borrowings are dependent on compliance with a borrowing base test. At March 31, 2001 there was $13.1 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding resulting in availability of $15.0 million. The average interest rate on the New Credit Facility outstanding borrowings was 8.0% at March 31, 2001.

The Company was in compliance with all of its financial covenants as of March 31, 2001 and based on preliminary information, currently expects to be in compliance as of June 30, 2001. However, if the Company's results of operations were to be adversely affected in the future as they were in the first quarter 2001 or if the Company's current estimates for the second quarter of 2001 were to prove to be inaccurate, then in order to remain in compliance with the credit agreement, the Company would be required to seek a waiver and/or amendment of certain of the Credit Agreement's financial covenants.

Subject to the foregoing discussion, the Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the remainder of 2001.

ITEM 3.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2001. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Item 2. - Changes in Securities
None

Item 3. - Defaults Upon Senior Securities
None

Item 4. - Submission of Matters to a Vote of Security Holders

On February 1, 2001, the existing stockholders of the Company unanimously consented to the closing of the transactions contemplated by the Stock Purchase Agreement, as amended February 1, 2001.

Item 5. - Other Information
None

Item 6. - Exhibits

     (a) Exhibits.
          None

     (b) Reports on Form 8-K.

          On January 15, 2001, the Company filed a Form 8-K relating to the Stock Purchase Agreement by and among the Company, SCG Acquisition LLC and certain stockholders of the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             JACKSON PRODUCTS, INC.
                                             (Registrant)


Date: 05/15/01                               By:/s/ Christopher T. Paule
                                             ---------------------------
                                             Christopher T. Paule
                                             President and Chief
                                             Operating Officer

                                             /s/ Mark A. Kolmer
                                             ---------------------------
                                             Mark A. Kolmer
                                             Vice President - Finance