Form 10-Q
period 2001-06-30
JACKSON PRODUCTS INC
filed 2001-08-14
CIK 906737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from........ to.......................................
Commission File Number:........... 333-53987....................................

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

            43,172 shares of Class A Common Stock at June 30, 2001 15,647 shares of Class B Common Stock at June 30, 2001
             3,020 shares of Class C Common Stock at June 30, 2001

                             JACKSON PRODUCTS, INC.

                                      INDEX


                                                                         PAGE

Part I. Financial Information:

Item 1.  Consolidated  Financial  Statements as of June 30, 2001
         (unaudited) and December 31, 2000 and the three and six months ended June 30, 2001 and 2000 (unaudited):

         Consolidated Balance Sheets                                       2

         Consolidated Statements of Operations                             3

         Consolidated Statements of Cash Flows                             4

         Notes to Consolidated Financial Statements                        5


Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                               18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         20

Part II. Other Information                                                 20

         Signature Page                                                    20

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)



                                                                                June 30,   December 31,
                                      Assets                                      2001         2000
                                                                               ---------    ---------
                                                                              (Unaudited)
Current assets:
   Cash ....................................................................   $     271    $     388
   Accounts receivable, net of allowance for doubtful accounts of $1,268
     and $1,275 at June 30, 2001 and December 31, 2000, respectively .......      39,689       24,875
   Inventories .............................................................      36,600       38,025
   Deferred tax assets .....................................................       6,973        3,391
   Prepaid expenses ........................................................       1,481        1,369
                                                                               ---------    ---------
          Total current assets .............................................      85,014       68,048

Property, plant, and equipment, net ........................................      40,423       42,114
Intangibles ................................................................      51,271       59,772
Deferred financing costs ...................................................       4,095        4,751
Other noncurrent assets ....................................................       9,039        9,039
                                                                               ---------    ---------
                                                                               $ 189,842    $ 183,724
                                                                               =========    =========

                       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable ........................................................   $  19,200    $  14,504
   Other accrued liabilities ...............................................       5,307        5,546
   Accrued interest ........................................................       3,019        2,723
   Accrued income taxes ....................................................         310          374
   Current portion of long-term debt .......................................      11,875        8,907
                                                                               ---------    ---------
          Total current liabilities ........................................      39,711       32,054
                                                                               ---------    ---------

Long-term debt .............................................................     212,826      205,744

Other noncurrent liabilities ...............................................       4,073        4,073

Stockholders' deficit:
   Class A common stock, $.01 par value; 100,000 shares authorized; 43,172
     shares issued and outstanding at June 30, 2001 and December 31, 2000           --           --
   Class B common stock, $.01 par value; 45,000 shares authorized; 15,647
     shares issued and outstanding at June 30, 2001 and December 31, 2000           --           --
   Class C common stock, $.01 par value; 15,000 shares authorized; 3,020
     shares issued and outstanding at June 30, 2001 and December 31, 2000           --           --
   Additional paid-in capital ..............................................       5,176        2,952
   Accumulated other comprehensive loss ....................................        (981)        (844)
   Loans due on common stock ...............................................        (561)        (329)
   Accumulated deficit .....................................................     (70,402)     (59,926)
                                                                               ---------    ---------
          Total stockholders' deficit ......................................     (66,768)     (58,147)
                                                                               ---------    ---------
                                                                               $ 189,842    $ 183,724
                                                                               =========    =========



          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
                                                       2001            2000          2001           2000
                                                     ---------      ---------      ---------      ---------
Net sales ........................................   $  59,384      $  64,152      $ 105,170      $ 115,868

Operating expenses:
      Cost of sales ..............................      42,740         42,869         77,396         79,301
      Restructuring charge .......................        --             --            1,200           --
      Selling, general and administrative ........       8,343          9,322         19,898         18,605
      Amortization of intangibles ................       4,077          4,443          8,403          8,979
                                                     ---------      ---------      ---------      ---------
Total operating expenses .........................      55,160         56,634        106,897        106,885
                                                     ---------      ---------      ---------      ---------

Operating income (loss) ..........................       4,224          7,518         (1,727)         8,983

Other:
      Interest expense ...........................      (4,945)        (5,270)       (10,041)       (10,321)
      Amortization of deferred financing costs ...        (375)          (376)          (750)          (751)
      Transaction-related expenses ...............        (457)          --             (946)          --
      Other ......................................        (314)          (234)          (545)          (463)
                                                     ---------      ---------      ---------      ---------

(Loss) income before income tax expense (benefit)       (1,867)         1,638        (14,009)        (2,552)
Income tax expense (benefit) .....................         170          1,762         (3,533)         1,496
                                                     ---------      ---------      ---------      ---------
Net loss .........................................   $  (2,037)     $    (124)     $ (10,476)     $  (4,048)
                                                     =========      =========      =========      =========




          See accompanying notes to consolidated financial statements.



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                  Six Months ended
                                                                                      June 30,
                                                                                  2001         2000
                                                                                --------     --------
Cash flows from operating activities:
      Net loss ...............................................                  $(10,476)    $ (4,048)
      Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
         Depreciation ........................................                     3,585        4,103
         Deferred income taxes ...............................                    (3,582)        --
         Amortization of deferred financing costs, intangibles
            and debt discount ................................                     9,153        9,730
      Changes in operating assets and liabilities:
         Accounts receivable .................................                   (14,814)     (13,816)
         Inventories .........................................                     1,423       (2,172)
         Accounts payable ....................................                     4,696        5,339
         Accrued and other liabilities .......................                      (239)         473
         Accrued interest ....................................                       296          170
         Accrued taxes .......................................                       (64)       1,043
         Other, net ..........................................                      (223)      (1,008)
                                                                                --------     --------
      Net cash  used in operating activities .................                   (10,245)        (186)

Cash flows from investing activities:
      Capital expenditures ...................................                    (1,914)      (2,633)
                                                                                --------     --------
      Net cash used in investing activities ..................                    (1,914)      (2,633)

Cash flows from financing activities:
      Net borrowings of long-term debt .......................                    10,050        3,011
      Payment of stock appreciation rights and stock options .                     2,224         --
      Proceeds from shareholder loans, net of loan repayments                       (232)        --
                                                                                --------     --------
      Net cash provided by financing activities ..............                    12,042        3,011


Net (decrease) increase in cash ..............................                      (117)         192
Cash, beginning of period ....................................                       388          244
                                                                                --------     --------
Cash, end of period ..........................................                  $    271     $    436
                                                                                ========     ========


            See accompanying notes to consolidated financial statements.


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed financial schedules include all normal recurring adjustments and other adjustments as indicated which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the periods presented. The Company's annual report on Form 10-K for the year ended December 31, 2000 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

     Certain  2000   balances  have  been   reclassified   to  conform  to  2001
     presentation. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)  Inventory

     Inventories at June 30, 2001 consist of the following (in thousands):

         Raw materials............................... $13,139
         Work-in-process.............................   6,274
         Finished goods..............................  17,187
                                                      -------
                                                      $36,600
                                                      =======

(3)  Financing Activities

     Credit Agreement
     ----------------

     During 1998 the Company entered into a credit agreement (the "Credit Facility") with Fleet National Bank and Firstar Bank National Association, which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly. The Credit Facility also contains several financial covenants based on operating results for the previous four quarters. Due to reduced operating income and the unusual increases in natural gas costs incurred in the previous three quarters, the Company was not in compliance with certain ratios under the Credit Facility as of June 30, 2001. On August 13, 2001, a third amendment to the Credit Facility (the "Amended Facility") was executed, by which the banks agreed to forbear from exercising their rights and remedies relating to the specified defaults during the current period through September 30, 2001. The Company is pursuing a fourth amendment that would reset all financial covenant ratios to levels that the Company currently expects to be able to satisfy.

     Borrowings under the Amended Facility bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 2.00% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 3.00% for the Revolver and the Acquisition Facility. These rates reflect an increase to the rates in place prior to the third amendment. The rates are expected to be renegotiated as part of the fourth amendment. The average interest rate on outstanding borrowings was 6.6% at June 30, 2001. As of June 30, 2001, there was $18.0 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding. The Amended Facility limits borrowings to $24.0 million through September 30, 2001.

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

                    JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)  Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards, (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended by SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     The Company utilizes an interest rate cap agreement to assist in the management of interest rate sensitivity and to reduce its interest rate exposure. The Company's interest rate cap is in effect until December 15, 2001 and is immaterial to the financial position and results of operations of the Company.

(5)  Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     As of January 1, 2002, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $43.2 million (excluding intangible assets acquired after June 30, 2001), which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $17.7 million and $8.4 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

(6)  Summary by Business Segment

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

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges

     ("EBITDA"). Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees, both of which are subordinated to the Company's obligations under its financing agreements. Information presented below for total assets exclude intercompany receivables and investments in wholly owned subsidiaries.

     (Dollars in thousands)

NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT

                                                  Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                                     2001        2000             2001         2000
                                                    ------      ------          -------      -------
PSP .............                                 $ 29,126    $ 34,419        $  57,453    $  69,190
HSP .............                                   35,915      36,607           58,730       60,326
Eliminations ....                                   (5,657)     (6,874)         (11,013)     (13,648)
                                                  --------    --------        ---------    ---------
            Total                                 $ 59,384    $ 64,152        $ 105,170    $ 115,868
                                                  ========    ========        =========    =========

OPERATING INCOME BY BUSINESS SEGMENT

PSP ............................................. $  1,635    $  3,010        $   2,207    $   5,407
HSP .............................................    3,585       5,729            2,628        6,081
Reconciliation to consolidated
  totals (Corporate)                                  (996)     (1,221)          (6,562)      (2,505)
                                                  --------    --------        ---------    ---------
            Consolidated totals ................. $  4,224    $  7,518        $  (1,727)   $   8,983
                                                  ========    ========        =========    =========


EBITDA BY BUSINESS SEGMENT

PSP .............................................$  4,565    $  6,548          $  8,268    $  12,620
HSP .............................................   6,318       8,661             8,199       11,862
Reconciliation to consolidated
  totals (Corporate)                                 (837)     (1,194)           (1,702)      (2,417)
                                                  --------    --------        ---------    ---------

            Consolidated totals .................  10,046      14,015            14,765       22,065

Depreciation and amortization ...................   6,197       6,873            12,738       13,833
Interest, net ...................................   4,945       5,270            10,041       10,321
Transaction and restructuring charges ...........     457        --               5,450           --
Other ...........................................     314         234               545          463
                                                  --------    --------        ---------    ---------
(Loss) income before provision for income
   taxes ........................................$ (1,867)   $  1,638          $(14,009)   $  (2,552)
                                                  ========    ========        =========    =========

TOTAL ASSETS BY BUSINESS SEGMENT

                                                         As of          As of
                                                        June 30,    December 31,
                                                          2001          2000
                                                       --------       --------

PSP .............................................      $ 75,038       $ 80,637
HSP .............................................        99,384         89,627
Reconciliation to consolidated totals (Corporate)        15,420         13,460
                                                       --------       --------

            Consolidated totals .................      $189,842       $183,724
                                                       ========       ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) SCG Transaction On December 29, 2000, Jackson Products, Inc. (the "Company"), SCG Acquisition LLC ("SCG") and certain of the stockholders of the Company entered into a Stock Purchase Agreement (the "Purchase
     Agreement"), whereby SCG agreed to acquire just under 50% of the common stock of the Company (the "Common Stock") from the current stockholders of the Company (the "Stockholders") who executed the Purchase Agreement and the amendment thereto. The Stockholders will continue to hold approximately 50% of the Common Stock and will continue to have the right to appoint a majority of the board of directors of the Company.

     In consideration for the stock purchased pursuant to the Purchase Agreement, at the closing, SCG paid the Stockholders an aggregate of $41.5 million less certain fees and expenses. The transaction was approved by the boards of directors of the Company and SCG and closed on February 2, 2001.

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $5.5 million of costs, which have been reflected in the results of operations for the six months ended June 30, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.2 million of incentives to certain officers and employees and had professional fees and other transaction costs of approximately $0.9 million. In addition, the Company recorded a restructuring charge of $1.2 million in conjunction with the transaction as a result of a new management philosophy and the exiting of certain product lines.

(8) Condensed Consolidating Financial Information The payment of principal, premium, interest and liquidated damages on the Notes will be unconditionally guaranteed, jointly and severally, on a senior subordinated basis by American Allsafe Company, a Delaware corporation, Crystaloid Technologies, Inc., a Delaware corporation, Flex-O-Lite, Inc., a Delaware corporation, Silencio/Safety Direct, a Nevada Corporation and TMT-Pathway, L.L.C. as guarantors (collectively, the "Guarantors").

     Financial information regarding the Guarantors as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2001
                             (Dollars in thousands)

                                                                                  Non
                                                    Parent       Guarantor     guarantor
                    Assets                           company    subsidiaries   subsidiary   Eliminations    Consolidated
                    ------                           -------    ------------   ----------   ------------    ------------
Current assets:
      Cash ...............................          $     --      $     --      $    271     $       --      $     271
      Accounts receivable, net ...........             6,785        31,681         1,223             --         39,689
      Inventories ........................             9,018        26,501         1,219           (138)        36,600
      Deferred tax assets ................             6,973          --              --             --          6,973
       Prepaid expenses ..................               633           672           176             --          1,481
                                                    --------      --------      --------     ----------      ---------
         Total current assets ............            23,409        58,854         2,889           (138)        85,014

      Property, plant and equipment ......            12,805        27,434           184             --         40,423
      Intangibles ........................             7,884        41,249         2,138             --         51,271
      Notes receivable ...................            84,613            --            --        (84,613)            --
      Deferred financing costs ...........             4,095            --            --             --          4,095
      Investment in subsidiaries .........            21,826            --            --        (21,826)            --
      Other noncurrent assets ............             9,039            --            --             --          9,039
                                                    --------      --------      --------     ----------      ---------
                                                    $163,671      $127,537      $  5,211     $ (106,577)     $ 189,842
                                                    ========      ========      ========     ==========      =========

     Liabilities and Stockholders' Deficit
     -------------------------------------

Current liabilities:
      Notes payable to parent ............          $     --      $ 81,036      $  3,577     $  (84,613)    $       --
      Accounts payable ...................             3,831        15,018           351             --         19,200
      Other accrued liabilities ..........             2,305         2,832           170             --          5,307
      Accrued interest ...................             3,019            --            --             --          3,019
      Accrued taxes ......................               310            --            --             --            310
      Current portion of long-term debt ..            11,875            --            --             --         11,875
                                                    --------      --------      --------     ----------      ---------
         Total current liabilities .......            21,340        98,886         4,098        (84,613)        39,711


Long-term debt ...........................           212,826            --            --             --        212,826
Other noncurrent liabilities .............             4,073            --            --             --          4,073
Due to parent ............................            (9,083)       (1,484)        6,387          4,180             --

Stockholders' deficit:
      Common stock .......................                --             1            --             (1)            --
      Additional paid-in capital .........             5,175        34,499            --        (34,498)         5,176
      Accumulated other comprehensive loss                --          (108)         (873)            --           (981)
      Loans due on common stock ..........              (561)           --            --             --           (561)
      Accumulated deficit ................           (70,099)       (4,257)       (4,401)         8,355        (70,402)
                                                    --------      --------      --------     ----------      ---------
         Total stockholders' deficit .....           (65,485)       30,135        (5,274)       (26,144)       (66,768)
                                                    --------      --------      --------     ----------      ---------
                                                   $ 163,671      $127,537      $  5,211     $ (106,577)    $  189,842
                                                    ========      ========      ========     ==========      =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 2001
                             (Dollars in thousands)

                                                                                     Non
                                                         Parent     Guarantor     Guarantor
                                                        Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                        -------    ------------   ----------   ------------   ------------
Net sales .......................................      $ 17,272      $ 46,286      $  1,483      $ (5,657)      $ 59,384
Operating expenses:
     Cost of sales ..............................        12,439        35,025         1,012        (5,736)        42,740
     Restructuring charge .......................            --            --            --            --             --
     Selling, general and administrative ........         2,744         4,863           736            --          8,343
     Amortization of intangibles ................         1,180         2,897            --            --          4,077
                                                       --------      --------      --------      --------       --------
Total operating expenses ........................        16,363        42,785         1,748        (5,736)        55,160
                                                       --------      --------      --------      --------       --------
Operating (loss) income .........................           909         3,501          (265)           79          4,224

Other:
     Interest expense ...........................        (4,945)           --            --            --         (4,945)
     Amortization of deferred financing costs ...          (375)           --            --            --           (375)
     Transaction-related expenses ...............          (457)           --            --            --           (457)
     Other ......................................          (314)           --            --            --           (314)
                                                       --------      --------      --------      --------       --------
(Loss) income before income tax (benefit) expense        (5,182)        3,501          (265)           79         (1,867)

Income tax (benefit) expense ....................           219           (49)           --            --            170

Equity in (loss) earnings of subsidiaries .......         3,285            --            --        (3,285)            --
                                                       --------      --------      --------      --------       --------
Net (loss) income ...............................      $ (2,116)     $  3,550      $   (265)     $ (3,206)      $ (2,037)
                                                       ========      ========      ========      ========       ========



                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 2001
                             (Dollars in thousands)

                                                                                     Non
                                                         Parent     Guarantor     Guarantor
                                                        Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                        -------    ------------   ----------   ------------   ------------
Net sales .......................................      $ 33,900      $ 79,022      $  3,261      $(11,013)      $105,170
Operating expenses:
     Cost of sales ..............................        25,062        61,319         2,224       (11,209)        77,396
     Restructuring charge .......................         1,200          --              --            --          1,200
     Selling, general and administrative ........         8,881         9,497         1,520            --         19,898
     Amortization of intangibles ................         2,362         6,041            --            --          8,403
                                                       --------      --------      --------      --------       --------
Total operating expenses ........................        37,505        76,857         3,744       (11,209)       106,897
                                                       --------      --------      --------      --------       --------
Operating (loss) income .........................        (3,605)        2,165          (483)          196         (1,727)
Other
     Interest expense ...........................       (10,041)           --            --            --        (10,041)
     Amortization of deferred financing costs ...          (750)           --            --            --           (750)
     Transaction-related expenses ...............          (946)           --            --            --           (946)
     Other ......................................          (545)           --            --            --           (545)
                                                       --------      --------      --------      --------       --------

(Loss) income before income tax (benefit) expense       (15,887)        2,165          (483)          196        (14,009)

Income tax (benefit) expense ....................        (3,533)           --            --            --         (3,533)

Equity in (loss) earnings of subsidiaries .......         1,682            --            --        (1,682)            --
                                                       --------      --------      --------      --------       --------

Net (loss) income ...............................      $(10,672)     $  2,165      $   (483)     $ (1,486)      $(10,476)
                                                       ========      ========      ========      ========       ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         Six months ended June 30, 2001
                             (Dollars in thousands)

                                                                                           Non
                                                              Parent    Guarantor       Guarantor
                                                              Company   Subsidiaries   Subsidiary  Eliminations   Consolidated
                                                              -------   ------------   ----------  -------------  ------------
Cash flows from operating activities:
Net cash (used in) provided by operating activities: .....   $(10,106)     $  1,923      $   (380)    $ (1,682)     $(10,245)

Cash flows from investing activities:
   Capital expenditures ..................................       (967)         (908)          (39)        --          (1,914)
                                                             --------      --------      --------     --------      --------
Net cash used in investing activities ....................       (967)         (908)          (39)        --          (1,914)

Cash flows from financing activities:
   Net borrowings of long-term debt ......................     10,050          --            --           --          10,050
   Payment of stock appreciation rights and stock options       2,224          --            --           --           2,224
   Proceeds from shareholder loans, net of loan repayments       (232)         --            --           --            (232)
                                                             --------      --------      --------     --------      --------
Net cash provided by financing activities ................     12,042          --            --           --          12,042
                                                             --------      --------      --------     --------      --------

Net increase (decrease) in cash ..........................   $    969      $  1,015      $   (419)    $ (1,682)         (117)
                                                             ========      ========      ========     ========
Cash, beginning of period ................................                                                               388
                                                                                                                    --------
Cash, end of period ......................................                                                          $    271
                                                                                                                    ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                             (Dollars in thousands)

                                                                                Non
                                                    Parent       Guarantor     guarantor
                    Assets                           company    subsidiaries   subsidiary   Eliminations    Consolidated
                    ------                           -------    ------------   ----------   ------------    ------------
Current assets:
   Cash                                             $     --      $     --      $    388     $       --      $     388
   Accounts receivable, net                            3,862        19,737         1,276             --         24,875
   Inventories                                        11,403        25,430         1,526           (334)        38,025
   Deferred tax assets                                 3,391            --            --             --          3,391
   Prepaid expenses                                      740           557            72             --          1,369
                                                    --------      --------      --------     ----------      ---------
           Total current assets                       19,396        45,724         3,262           (334)        68,048

   Property, plant and equipment                      11,937        29,962           215             --         42,114
   Intangibles                                         7,299        50,335         2,138             --         59,772
   Notes receivable from subsidiaries                 84,613         9,229            --        (93,842)            --
   Deferred financing costs                            4,751            --            --             --          4,751
   Investment in subsidiaries                         20,144            --            --        (20,144)            --
   Other noncurrent assets                             9,039            --            --             --          9,039
                                                    --------      --------      --------     ----------      ---------
                                                    $157,179      $135,250      $  5,615     $ (114,320)     $ 183,724
                                                    ========      ========      ========     ==========      =========

     Liabilities and Stockholders' Deficit
     -------------------------------------

Current liabilities:
   Notes payable to Parent                          $     --      $ 90,265      $  3,577     $  (93,842)     $      --
   Accounts payable                                    3,714        10,454           336             --         14,504
   Other accrued liabilities                           2,205         3,107           234             --          5,546
   Accrued interest                                    2,723            --            --             --          2,723
   Accrued income taxes                                  374            --            --             --            374
   Current portion of long-term debt                   8,907            --            --             --          8,907
                                                    --------      --------      --------     ----------      ---------
           Total current liabilities                  17,923       103,826         4,147        (93,842)        32,054

Long-term debt                                       205,744            --            --             --        205,744
Other noncurrent liabilities                           4,073            --            --             --          4,073
Due to Parent                                        (15,083)        4,818         6,085          4,180             --

Stockholders' deficit:
   Common stock                                           --             1            --             (1)            --
   Additional paid-in capital                          2,951        34,499            --        (34,498)         2,952
   Accumulated other comprehensive income                 --          (145)         (699)            --           (844)
   Loans due on common stock                            (329)           --            --             --           (329)
   Accumulated deficit                               (58,100)       (7,749)       (3,918)         9,841        (59,926)
                                                    --------      --------      --------     ----------      ---------
           Total stockholders' deficit               (55,478)       26,606        (4,617)       (24,658)       (58,147)
                                                    --------      --------      --------     ----------      ---------
                                                   $ 157,179      $135,250      $  5,615     $ (114,320)     $ 183,724
                                                    ========      ========      ========     ==========      =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three months ended June 30, 2000
                             (Dollars in thousands)

                                                                                     Non
                                                         Parent     Guarantor     Guarantor
                                                        Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                        -------    ------------   ----------   ------------   ------------
Net sales                                              $ 18,532      $ 50,938      $  1,556      $ (6,874)      $ 64,152
Operating expenses:
     Cost of sales                                       12,860        35,834           990        (6,815)        42,869
     Selling, general and administrative                  2,978         5,468           876            --          9,322
     Amortization of intangibles                            889         3,521            33            --          4,443
                                                       --------      --------      --------      --------       --------
Total operating expenses                                 16,727        44,823         1,899        (6,815)        56,634

Operating income (loss)                                   1,805         6,115          (343)          (59)         7,518

Other :
     Interest expense                                    (5,270)           --            --            --         (5,270)
     Amortization of deferred financing costs              (376)           --            --            --           (376)
     Other                                                 (234)           --            --            --           (234)
                                                       --------      --------      --------      --------       --------
(Loss) income  before income tax (benefit) expense       (4,075)        6,115          (343)          (59)         1,638

Income tax (benefit) expense                              1,666            96            --            --          1,762

Equity in (loss) earnings of subsidiaries                 5,676            --            --        (5,676)            --
                                                       --------      --------      --------      --------       --------
Net (loss) income                                      $    (65)      $ 6,019      $   (343)     $ (5,735)      $  (124)
                                                       ========      ========      ========      ========       ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(8) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six months ended June 30, 2000
                             (Dollars in thousands)

                                                                                    Non
                                                         Parent     Guarantor     Guarantor
                                                        Company    Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                        -------    ------------   ----------   ------------   ------------
Net sales                                              $ 37,392      $ 88,728      $  3,396      $(13,648)      $115,868
Operating expenses:
     Cost of sales                                       26,304        64,392         2,171       (13,566)        79,301
     Selling, general and administrative                  5,950        10,867         1,788             -         18,605
     Amortization of intangibles                          1,776         7,125            78             -          8,979
                                                       --------      --------      --------      --------       --------
Total operating expenses                                 34,030        82,384         4,037       (13,566)       106,885

Operating income (loss)                                   3,362         6,344          (641)          (82)         8,983

Other :
     Interest expense                                    (7,079)       (3,242)            -             -        (10,321)
     Amortization of deferred financing costs              (751)            -             -             -           (751)
     Other                                                4,634        (5,090)           (7)            -           (463)
                                                       --------      --------      --------      --------       --------
(Loss) income  before income tax (benefit) expense          166        (1,988)         (648)          (82)        (2,552)

Income tax (benefit) expense                              1,303           193             -             -          1,496

Equity in (loss) earnings of subsidiaries                (2,829)            -             -         2,829              -
                                                       --------      --------      --------      --------       --------
Net (loss) income                                      $ (3,966)     $ (2,181)     $   (648)     $  2,747       $ (4,048)
                                                       ========      ========      ========      ========       ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(8) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                         Six months ended June 30, 2000
                             (Dollars in thousands)

                                                                                     Non
                                                       Parent      Guarantor       Guarantor
                                                       Company     Subsidiaries   Subsidiary  Eliminations   Consolidated
                                                       -------     ------------   ----------  -------------  ------------
Cash flow from operating activities:
Net cash provided by (used in) operating activities    $  1,206      $ (3,164)      $   (975)    $  2,747       $   (186)

Cash flows from investing activities:
   Capital expenditures                                  (1,226)       (1,376)           (31)           -         (2,633)
                                                       --------      --------       --------      -------       --------
Net cash used in investing activities                    (1,226)       (1,376)           (31)           -         (2,633)
                                                       --------      --------       --------      -------       --------

Cash flows from financing activities:
   Net borrowings of long-term debt                       3,011             -              -            -          3,011
                                                       --------      --------       --------      -------       --------
Net cash provided by financing activities                 3,011             -              -            -          3,011
                                                       --------      --------       --------      -------       --------

Net increase (decrease) in cash and cash equivalents   $  2,991      $ (4,540)      $ (1,006)     $ 2,747            192
                                                       ========      ========       ========      =======
Cash, beginning of period                                                                                            244
                                                                                                                --------
Cash, end of period                                                                                             $    436
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

THREE MONTHS ENDED JUNE 30, 2001
COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------

Net sales- Net sales for the three months ended June 30, 2001 decreased 7.5% to $59.4 million from $64.2 million in 2000. PSP net sales decreased 14.2% in the second quarter of 2001 over the same period in 2000 due to the slowing economy and declining distributor inventories in North America. HSP net sales for the comparable three months decreased slightly to $35.7 million from $36.5 million.

Cost of sales- Cost of sales for the three months ended June 30, 2001 remained level with the prior year period. Cost of sales as a percentage of sales increased to 72.0% from 66.8% due to under absorption on lower sales and the significant increase in natural gas prices as compared to prior year. PSP second quarter cost of sales decreased 8.8% in 2001 over second quarter 2000. PSP costs as a percentage of sales increased to 65.4% from 61.6% due to unfavorable overhead absorption on lower sales volume and inventory reductions. HSP cost of sales increased 5.0% in the second quarter 2001 to $27.2 million from $25.9 million in 2000. HSP second quarter 2001 cost of sales as a percentage of sales increased to 76.2% from 71.0% in 2000 as a result of significant increases in natural gas costs.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended June 30, 2001 decreased 10.8% to $8.3 million from $9.3 million due to cost reduction programs and elimination of various discretionary expenditures. Selling, general and administrative expenses as a percentage of sales remained flat.

EBITDA- EBITDA for the second quarter 2001 decreased $4.0 million to $10.0 million from $14.0 million in 2000 due to under absorption on soft volumes and inventory reductions combined with higher natural gas costs.

Operating income- Operating income for the three months ended June 30, 2001 and 2000 was $4.2 million and $7.5 million, respectively. The decrease is due to the reasons stated above.

Income tax expense - Income tax expense for the three months ended June 30, 2001 and 2000 was $0.2 million and $1.8 million, respectively, due to decreased taxable income.

SIX MONTHS ENDED JUNE 30, 2001
COMPARED TO SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------

Net sales- Net sales for the six months ended June 30, 2001 decreased 9.2% to $105.2 million from $115.9 million in 2000. PSP net sales decreased 15.9% in the first half of 2001 over the same period in 2000 due to the slowing economy and declining distributor inventories in North America. HSP net sales for the comparable six months decreased 3.2% to $58.3 million from $60.2 million primarily due to severe weather in the first quarter, which prevented the release of shipments.

Cost of sales- Cost of sales for the six months ended June 30, 2001 declined 2.4% to $77.4 million from $79.3 million for the same period in 2000 primarily as a result of the decrease in net sales offset by the significant increase in natural gas prices as compared to the prior year. Cost of sales as a percentage of sales increased to 73.6% from 68.4%. PSP cost of sales declined 10.7% due to volume shortfalls and unfavorable absorption on lower sales volumes. As a percentage of sales, PSP cost increased to 66.5% from 62.5%. HSP cost of sales increased 4.1% over the prior year first half due to increased natural gas costs, which approximated $1.7 million of the increase. Excluding the natural gas impact, HSP cost of sales as a percentage of sales increased to 76.5% from 74.0%.

Restructuring charge - During the first quarter 2001, in conjunction with the Purchase Agreement discussed above the Company recorded $1.2 million of restructuring charges related to the exiting of certain product lines.

Selling, general & administrative expenses- Selling, general and administrative expenses for the six months ended June 30, 2001 increased 7.0% to $19.9 million from $18.6 million. The increase in selling, general and administrative expenses from first half to first half is a result of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement discussed above. The Company incurred $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.2 million of acquisition incentives. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $2.1 million from the prior year and remained flat as a percentage of sales.

EBITDA- EBITDA for the first half 2001 decreased $7.3 million to $14.8 million from $22.1 million in 2000 due to under absorption on soft volumes and inventory reductions combined with higher natural gas costs.

Operating (loss) income- Operating (loss) income for the six months ended June 30, 2001 and 2000 was ($1.7 million) and $9.0 million, respectively. The first half 2001 operating loss includes $5.0 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement. Excluding such charges, operating income decreased $5.7 million on decreased sales and margins. PSP and HSP operating income decreased $3.2 million and $3.5 million, respectively, in first half 2001 over the prior year period.

Income tax (benefit) expense - Income tax (benefit) expense for the six months ended June 30, 2001 and 2000 was ($3.5 million) and $1.5 million, respectively. The net first half 2001 benefit was due to the recognition of $3.6 million of net operating loss carryforwards associated with the first half 2001 taxable loss.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used in operating activities for the six months ended June 30, 2001 and 2000 was $10.2 million and $0.2 million, respectively. The increase is largely due to the increased net loss and working capital changes over the prior year comparable six-month period. Changes in working capital resulted in cash uses of $8.9 million and $10.0 million for the six months ended June 30, 2001 and 2000, respectively.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $1.9 million and $2.6 million, respectively due to lower capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $12.0 million and $3.0 million, respectively. The increase in first half 2001 results from the use of the Company's existing debt structure and weaker operating cash flows coupled with $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options.

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

Due to reduced operating income and the unusual increase in natural gas costs incurred in the previous three quarters, the Company was not in compliance with certain ratios under the Credit Facility as of June 30, 2001 and the Company therefore sought the third amendment in order to remedy such defaults. On August 13, 2001, a third amendment to the Credit Facility was executed, by which the banks agreed to forbear from exercising their rights and remedies relating to the specified defaults during the current period through September 30, 2001. Pursuant to the third amendment, the interest rates under the Credit Facility were increased 1.25% on Base Rate Loans (as defined in the Credit Facility) and 0.75% on Libor Rate Loans (as defined in the Credit Facility) and Letter of Credit fees. The Company is pursuing a fourth amendment that would reset all financial covenant ratios to levels that the Company currently expects to be able to satisfy. Although the Company expects to be able to reach agreement on such an amendment, there is no assurance that the Company will be able to do so. If the Company were unable to negotiate successfully such a fourth amendment, then the Company currently expects that it would be in default under the Credit Facility on and after October 1, 2001. Such a default, if not waived, would have a material adverse effect on the Company's liquidity and business and on the Company's ability to perform its obligations under the Notes.

In addition, revolving credit borrowings are dependent on compliance with a borrowing base test. At June 30, 2001 there was $18.0 million outstanding on the revolving credit facility and $1.9 million of letters of credit outstanding. The August 13, 2001 amendment limits borrowings prior to September 30, 2001 under the revolving credit line facility to $24.0 million. The average interest rate on the Credit Facility outstanding borrowings was 6.6% at June 30, 2001.

The Company has begun an aggressive initiative to identify cost reduction opportunities and eliminate discretionary spending. Some of the identified opportunities have already been implemented, and various discretionary expenditures have been eliminated. Management believes the result of the initiative will reduce expenses in the second half of 2001 by $1.0 to $2.0 million. During this initiative, management will continue to review its business strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended June 30, 2001. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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





                                               JACKSON PRODUCTS, INC.
                                               (Registrant)


Date: 08/14/01                                 By:/s/ Christopher T. Paule
                                               ---------------------------
                                               Christopher T. Paule
                                               President and Chief
                                               Executive Officer

                                               /s/ Mark A. Kolmer
                                               ---------------------------
                                               Mark A. Kolmer
                                               Vice President - Finance

                            AMENDMENT AGREEMENT NO. 3

                                 to that certain

                 REVOLVING CREDIT AND ACQUISITION LOAN AGREEMENT

     This AMENDMENT AGREEMENT NO. 3 (this "AMENDMENT") dated as of July 1, 2001, is by and among (a) Jackson Products, Inc. (the "BORROWER"), (b) the Domestic Subsidiaries (as defined in the Credit Agreement, as hereinafter defined), (c) Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions listed on SCHEDULE 1 to the Credit Agreement (as hereinafter defined) (collectively, the "BANKS"), (d) Fleet National Bank (f/k/a BankBoston, N.A.) as agent (the "AGENT") for itself and the other Banks, and (e) Firstar Bank (f/k/a Mercantile Bank National Association), as co-agent (the "CO-AGENT").

     WHEREAS, the Borrower, the Banks, the Agent, and the Co-Agent are parties to that certain Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (as amended and in effect from time to time, the "ORIGINAL CREDIT AGREEMENT"), pursuant to which the Banks, upon certain terms and conditions, have agreed to make loans to, and issue letters of credit for the benefit of, the Borrower;

     WHEREAS, the Original Credit Agreement was amended by (i) Amendment Agreement No. 1 to that certain Revolving Credit and Acquisition Loan Agreement dated as of June 19, 1998 (the "FIRST AMENDMENT"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, and (ii) Amendment Agreement No. 2 to that certain Revolving Credit and Acquisition Loan Agreement dated as of May 17, 1999 (the "SECOND AMENDMENT"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent (the Original Credit Agreement, as amended by the First Amendment and the Second Amendment being herein referred to as the "CREDIT AGREEMENT") and all capitalized terms not otherwise defined herein which are defined in the Credit Agreement shall have the same meanings herein as specified in the Credit Agreement;

     WHEREAS, the Borrower has informed the Agent, the Co-Agent and the Banks that the Borrower has failed to comply with certain provisions of the Credit Agreement as set forth on the SCHEDULE hereto as of the time periods identified on such Schedule, such failures to comply, when occurring, to constitute Events of Default (such Events of Default as set forth on the SCHEDULE hereto being herein referred to as the "SPECIFIED DEFAULTS"); and

     WHEREAS, at the request of the Borrower, the Borrower, the Agent, the Co-Agent and the Banks have agreed to suspend the Specified Defaults for a limited period, and to modify certain other terms and conditions of the Credit Agreement, all as specifically set forth in this Amendment;

     NOW, THEREFORE, in consideration of the mutual agreements contained in the Credit Agreement, herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     SS.1. FORBEARANCE. Subject to the satisfaction of the conditions precedent set forth in ss.8 and in consideration of and reliance upon the agreements of the Borrower contained herein, each of the Banks and the Agent hereby agrees to forbear from exercising its rights and remedies relating to the Specified Defaults during (but only during) the period (the "FORBEARANCE PERIOD") ending on the earlier to occur of (i) Sunday, September 30, 2001 at 5:00 p.m. (Boston time), (ii) the failure by the Borrower to pay any invoice presented to it relating to services provided by Bingham Dana LLP, FTI/Policano & Manzo or MHKB Consultants, LLC within five (5) Business Days of presentation thereof, or (iii) the occurrence of any Event of Default (other than the Specified Defaults). Such forbearance shall automatically, and without action, notice, demand or any other occurrence, expire on and as of the end of the Forbearance Period. Upon the end of the Forbearance Period, and from and after such time, (a) the Banks and the Agent shall retain all of the rights and remedies relating to the Specified Defaults, and any other Default or Event of Default, (b) the Specified Defaults shall be reinstated and shall be in full force and effect for all periods including periods after the Forbearance Period, and (c) any obligation of the Banks to make Revolving Credit Loans or of the Issuing Banks to issue, extend or renew Letters of Credit shall be subject to the terms and conditions set forth in the Credit Agreement, including, without limitation, the conditions precedent set forth in ss.13 thereof.

     SS.2. OTHER DEFAULTS. The forbearance set forth in ss.1 shall apply only to the Specified Defaults. No forbearance with respect to any other Default or Event of Default, whether presently existing or hereafter arising, is granted hereby. Any obligation of the Banks to make Revolving Credit Loans or of the Issuing Banks to issue, extend or renew Letters of Credit shall, at all times (including, without limitation, during the Forbearance Period), be subject to the satisfaction of all of the terms and conditions of the Credit Agreement, including, without limitation, the conditions precedent set forth in the Credit Agreement; PROVIDED, that, during the Forbearance Period, the Specified Defaults shall not be considered as Defaults or Events of Default (other than for purposes of ss.10.5.2) in connection with any such Revolving Credit Loans or Letters of Credit. The Banks and the Agent shall, at all times, retain all of the rights and remedies in respect of any Default or Event of Default under the Credit Agreement and the other Loan Documents other than, during the Forbearance Period, the Specified Defaults.

     SS.3. AMENDMENTS TO THE CREDIT AGREEMENT. The Credit Agreement is hereby amended in the following respects:

     (a) Section 1.1 of the Credit Agreement is hereby amended by inserting in the appropriate alphabetical order the following new definitions:

          "FORBEARANCE PERIOD. The period commencing on July 1, 2001 and ending on September 30, 2001."

          "FORBEARANCE TERMINATION DATE. September 30, 2001."

     (b) Section 1.1 of the Credit Agreement is hereby amended by inserting the following new sentence at the end of the definition of "Applicable Margin":

     "Notwithstanding the foregoing, as of July 1, 2001, the Applicable Margin shall be 2.00% for Base Rate Loans, 3.00% for LIBOR Rate Loans and 3.00% for Letter of Credit Fees."

     (c) Section 1.1 of the Credit Agreement is hereby amended by inserting the following sentence into the definition of "Borrowing Base" immediately after the sentence which ends "such that a lower advance rate for Eligible Accounts Receivable and/or Eligible Inventory is warranted":

     "Notwithstanding the forgoing, during the Forbearance Period the Agent shall have the right to decrease the advance rates based on any deterioration in the value of Eligible Accounts Receivable or Eligible Inventory in its reasonable discretion."

     (d) Section 2.1 of the Credit Agreement is hereby amended by inserting the following new sentence at the end thereof:

     "Notwithstanding the foregoing, at no time during the Forbearance Period shall the Agent or any of the Banks be obligated to make or fund any Revolving Credit Loans if the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested), the Maximum Drawing Amount and all Unpaid Reimbursement Obligations (such aggregate amount the "REVOLVER Usage") would exceed $24,000,000 (such amount, the "REVOLVER SUBLIMIT"). If the Revolver Usage at any time exceeds the Revolver Sublimit during the Forbearance Period, the Borrower shall immediately prepay an amount equal to such excess to the Agent for the account of the Banks and the Agent, for application to the outstanding principal amount of Revolving Credit Loans."

     (e) Section 2.7.3 of the Credit Agreement is hereby amended by inserting the following new sentence at the end thereof:

     "During the Forbearance Period, the Borrower may elect to convert any part of the Loans to or maintain any part of the Loans as LIBOR Rate Loans so long as the Interest Periods with respect to any LIBOR Rate Loan borrowed, converted or renewed do not extend beyond the Forbearance Termination Date."

     SS.4. AMENDMENT FEE. The Borrower hereby agrees to pay to the Agent, for the ratable accounts of the Banks, an amount equal to $122,031.25 (the "AMENDMENT FEE"). The Amendment Fee shall be shared pro rata by the Banks in accordance with the aggregate amount of their Commitments and the outstanding principal amount of their Acquisition Loans. The Amendment Fee shall be fully earned and nonrefundable when paid.

     SS.5. REPRESENTATIONS AND WARRANTIES. The Borrower hereby represents and warrants to the Banks as follows:

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

     (d) The representations and warranties contained in ss.8 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except that the Specified Defaults shall not be considered Defaults or Events of Default for such purposes and except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date.

     (e) The Borrower and each Domestic Subsidiary has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, but for the Specified Defaults, after giving effect to the provisions hereof, there exists no Event of Default or Default.

     SS.6. INDEPENDENT VALUATION. The Borrower agrees that (a) the Agent and the Banks shall have the right to retain an independent field examiner to review working capital asset quality and an independent business consultant to review operations, including systems, accounting controls and reporting, and (b) the Borrower shall, and shall cause each of its Subsidiaries to, cooperate with the reasonable requests of such investment field examiner and business consultant.

     SS.7. CASH FLOW FORECAST. On Tuesday of each week occurring during the Forbearance Period, the Borrower shall provide a rolling thirteen week forecast of weekly cash flow to the Agent, in a form and in such detail as is reasonably satisfactory to the Agent.

     SS.8. CONDITIONS TO EFFECTIVENESS. This Amendment shall become effective only upon the satisfaction of the following conditions:

     (a) this Amendment shall have been executed and delivered by the Borrower, the Agent, the Co-Agent and the Majority Banks;

     (b) the Borrower shall have paid the Amendment Fee to the Administrative Agent, for the account of the Banks;

     (c) the Banks shall have received from the Borrower, a rolling thirteen week forecast of weekly cash flow in a form and in such detail as is reasonably satisfactory to the Agent.

     (d) the Borrower shall have all paid all unpaid fees and expenses of Bingham Dana LLP, FTI/Policano & Manzo and MHKB Consultants, LLC, to the extent that copies of invoices have been presented to the Borrower;

     (e) the Borrower shall, and shall cause each of its Domestic Subsidiaries to, have taken all actions reasonably requested by the Agent to confirm or insure the attachment, perfection or priority of the Agent's security interest in all existing and after-acquired assets of the Borrower and the Domestic Subsidiaries as contemplated by the Loan Documents, including, without limitation, intellectual property rights and all real estate interests;

     (f) the Agent shall have received from the Borrower and each of the Domestic Subsidiaries, copies, certified by a duly authorized officer of such Person to be true and complete, of the records of all corporate action taken by such Person to authorize (i) such Person's execution and delivery of this Amendment and any other documents executed in connection therewith, and (ii) such Person's performance of all of its agreements and obligations under this Amendment. Such certified copies shall be in form and substance satisfactory to the Agent; and

     (g) the Agent shall have received from the Borrower and each of the Domestic Subsidiaries, an updated Perfection Certificate of the Borrower or such Subsidiary executed by a duly authorized officer of such Person and substantially in the form provided by the Agent.

     SS.9. RATIFICATION, ETC. Each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each of the Credit Agreement and the other Loan Documents to which such Borrower and Domestic Subsidiary is a party; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, the grant of a security interest under the Security Agreement and the Mortgages in all of the existing and after-acquiring or arising goods, accounts, chattel paper, investment property, documents, instruments, general intangibles and other personal property assets in which such Borrower or Domestic Subsidiary has ownership or other rights, together with any and all Uniform Commercial Code financing statements and other instruments or documents previously executed in connection therewith to create, evidence, perfect or preserve the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, any and all Uniform Commercial Code financing statements executed by the Agent in the name of the Borrower or Domestic Subsidiary, pursuant to the power of attorney provisions contained in the Security Agreement, to perfect, preserve the perfection, or insure the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each mortgagor under a Mortgage hereby adopts again, ratifies and confirms, as its own act and deed, the mortgage of real estate assets in which such mortgagor has an ownership or other rights; each pledgor under a Pledge Agreement hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each pledge granted by such pledgor thereunder; and each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms, as its own act and deed, each of the other instruments or documents delivered in connection with the Credit Agreement or any of the Loan Documents and purported to be executed by it and acknowledges that all of the foregoing Loan Documents and other instruments, documents, filings and recordings shall continue in full force and effect. To the extent that it has not already done so, each of the Borrower and its Domestic Subsidiaries hereby waives all suretyship defenses of whatsoever nature, whether arising out of the Agent's or any Bank's dealings with any other Borrower or Domestic Subsidiary in respect of the Credit Agreement, any other Loan Document or otherwise. By its signature below, each of the Borrower and its Domestic Subsidiaries hereby consents to this Amendment, and after taking into account this Amendment, acknowledges that this Amendment shall not alter, release, discharge or otherwise affect any of its obligations under any Loan Document.

     SS.10. RELEASE. In order to induce the Agent, the Co-Agent and the Banks to enter into this Amendment, each of the Borrower and its Domestic Subsidiaries acknowledges and agrees that: (i) neither the Borrower nor any Domestic Subsidiary has any claim or cause of action against the Agent, the Co-Agent or any Bank (or any of its respective directors, officers, employees or agent);
(ii) neither the Borrower nor any Domestic Subsidiary has any offset right, counterclaim or defense of any kind against any of their respective obligations, indebtedness or liabilities to the Agent, the Co-Agent or any Bank; and (iii) each of the Agent, the Co-Agent and the Banks has heretofore properly performed and satisfied in a timely manner all of its obligations to each of the Borrower and its Domestic Subsidiaries. The Borrower and its Domestic Subsidiaries wish to eliminate any possibility that any past conditions, acts, omissions, events, circumstances or matters would impair or otherwise adversely affect any of the Agent's, the Co-Agent's and the Banks' rights, interests, contracts, collateral security or remedies. Therefore, each of the Borrower and its Domestic Subsidiaries unconditionally releases, waives and forever discharges (A) any and all liabilities, obligations, duties, promises or indebtedness of any kind of the Agent, the Co-Agent or any Bank to the Borrower or any Domestic Subsidiary, except the obligations to be performed by the Agent or any Lender on or after the date hereof as expressly stated in this Amendment, the Credit Agreement and the other Loan Documents, and (B) all claims, offsets, causes of action, suits or defenses of any kind whatsoever (if any), whether arising at law or in equity, whether known or unknown, which any Borrower or Domestic Subsidiary might otherwise have against the Agent, the Co-Agent, any Bank or any of its directors, officers, employees or agent, in either case (A) or (B), on account of any past or presently existing condition, act, omission, event, contract, liability, obligation, indebtedness, claim, cause of action, defense, circumstance or matter of any kind.

     SS.11. EFFECT OF AMENDMENT. Except as expressly set forth herein, this Amendment does not constitute an amendment or waiver of any term or condition of the Credit Agreement or any other Loan Document, and all such terms and conditions shall remain in full force and effect and are hereby ratified and confirmed in all respects. Nothing contained in this Amendment shall be construed to imply a willingness on the part of the Banks to grant any similar or other future waivers of any of the terms and conditions of the Credit Agreement or the other Loan Documents. Nothing contained herein shall in any way prejudice, impair or otherwise adversely affect any rights or remedies of the Agent, the Co-Agent and the Banks under the Credit Agreement, as amended, or any other Loan Document. This Amendment shall constitute a Loan Document.

     SS.12. REIMBURSEMENT OF EXPENSES. The Borrower acknowledges that all out of pocket costs and expenses incurred by the Agent, the Co-Agent and the Banks in connection with (a) the preparation, negotiation, execution, delivery and monitoring of this Amendment, (b) the discussions and meetings that preceded this Amendment, (c) the fees and disbursements of FTI/Policano & Manzo, MHKB Consultants, LLC and any other investment field examiner or business consultant retained in connection with ss.6 hereof, allocable costs of in-house counsel, and all legal and other professional and consultant's fees and disbursements), and (c) the filing, recording or submission of any UCC filings shall be paid by the Borrower and shall constitute a portion of the Obligations secured by the Collateral.. In the event that the Borrower fails to pay the fees and expenses of Bingham Dana LLP, FTI/Policano & Manzo or MHKB Consultants, LLC within five
(5) Business Days after presentation of any invoice therefor, then the Administrative Agent may make Revolving Credit Loans to cover such amounts.

     SS.13. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

     SS.14. COUNTERPARTS. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the undersigned have duly executed this Amendment as a sealed instrument as of the date first above written.


                       JACKSON PRODUCTS, INC.



                       By: ____________________________________________
                                 Name:
                                 Title:



                       FLEX-O-LITE, INC.



                       By: ____________________________________________
                                 Name:
                                 Title:



                       TMT-PATHWAY, L.L.C.



                       By: ____________________________________________
                                 Name:
                                 Title:




                       CRYSTALOID TECHNOLOGIES, INC.



                       By: ____________________________________________
                                 Name:
                                 Title:



                       AMERICAN ALLSAFE COMPANY



                       By: ____________________________________________
                                 Name:
                                 Title:




                       SILENCIO/SAFETY DIRECT, INC.



                       By: ____________________________________________
                                 Name:
                                 Title:


                       FLEET NATIONAL BANK (F/K/A BANKBOSTON, N.A.), individually and as Agent



                       By: ____________________________________________
                                 Name:
                                 Title:



                       FIRSTAR BANK (F/K/A MERCANTILE BANK NATIONAL
                       ASSOCIATION), individually and as Co-Agent



                       By: ____________________________________________
                                 Name:
                                 Title:

                       BHF-BANK AKTIENGESELLSCHAFT



                       By: ____________________________________________
                                 Name:
                                 Title:




                       ANTARES LEVERAGED CAPITAL CORP.



                       By: ____________________________________________
                                 Name:
                                 Title:


                       COMERICA BANK



                       By: ____________________________________________
                                 Name:
                                 Title:


                       BANQUE PARIBAS



                       By: ____________________________________________
                                 Name:
                                 Title:


                       GE CAPITAL COMMERICAL FINANCE



                       By: ____________________________________________
                                 Name:
                                 Title:


                       KEY CORPORATE CAPITAL, INC.



                       By: ____________________________________________
                                 Name:
                                 Title:


                       DEUTSCHE FINANCIAL SERVICES CORPORATION



                       By: ____________________________________________
                                 Name:
                                 Title:


                       ORIX BUSINESS CREDIT



                       By: ____________________________________________
                                 Name:
                                 Title:

                                    SCHEDULE

                               SPECIFIED DEFAULTS


Financial Covenants. Failure to comply with one or more of the following financial covenants for the respective periods ending at the end of June 2001:

     ss.11.1 ("EBITDA to Total Interest Expense")

     ss.11.2 ("Leverage Ratio")