Form 10-Q
period 2001-09-30
JACKSON PRODUCTS INC
filed 2001-11-14
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..... to..........................................
Commission File Number:........ 333-53987.......................................

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

        43,172 shares of Class A Common Stock at September 30, 2001 15,647 shares of Class B Common Stock at September 30, 2001
         3,020 shares of Class C Common Stock at September 30, 2001

                                                          JACKSON PRODUCTS, INC.



                                      INDEX


                                                                        PAGE

Part I.      Financial Information:

     Item 1.  Consolidated   Financial  Statements  as  of  September  30,  2001
               (unaudited)  and December 31, 2000 and the three and nine months ended September 30, 2001 and 2000 (unaudited):

             Consolidated Balance Sheets                                   2

             Consolidated Statements of Operations                         3

             Consolidated Statements of Cash Flows                         4

             Notes to Consolidated Financial Statements                    5


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           19

     Item 3. Quantitative and Qualitative Disclosure about Market Risk     23

Part II.     Other Information                                             23

             Signature Page                                                24

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                                                September 30, December 31,
                                                                                     2001         2000
                                                                                  ---------    ---------
                                                                                        (Unaudited)
                                     Assets
Current assets:
   Cash ........................................................................   $   4,460    $     388
   Accounts receivable, net of allowance for doubtful accounts of $983
     and $1,275 at September 30, 2001 and December 31, 2000, respectively ......      40,328       24,875
   Inventories .................................................................      35,342       38,025
   Deferred tax assets .........................................................       3,177        3,391
   Prepaid expenses ............................................................       1,734        1,369
                                                                                   ---------    ---------
          Total current assets .................................................      85,041       68,048

Property, plant, and equipment, net ............................................      39,683       42,114
Intangibles ....................................................................      47,257       59,772
Deferred financing costs .......................................................       3,768        4,751
Other noncurrent assets ........................................................      12,801        9,039
                                                                                   ---------    ---------
                                                                                   $ 188,550    $ 183,724
                                                                                   =========    =========
                       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable ............................................................   $  15,404    $  14,504
   Other accrued liabilities ...................................................       6,115        5,546
   Accrued interest ............................................................       5,848        2,723
   Accrued income taxes ........................................................         310          374
   Current portion of long-term debt ...........................................     111,128        8,907
                                                                                   ---------    ---------
          Total current liabilities ............................................     138,805       32,054

Long-term debt .................................................................     114,672      205,744

Other noncurrent liabilities ...................................................       4,073        4,073

Stockholders' deficit:
   Class A common stock, $.01 par value; 100,000 shares authorized; 43,172 shares issued and outstanding at September 30, 2001 and 38,350 issued
     and outstanding at December 31, 2000.......................................        --           --
   Class B common stock, $.01 par value; 45,000 shares authorized; 15,647
     shares issued and outstanding at September 30, 2001 and December 31, 2000..        --           --
   Class C common stock, $.01 par value; 15,000 shares authorized; 3,020 shares issued and outstanding at September 30, 2001 and 8,526 issued and
     outstandingat December 31, 2000............................................        --           --
   Additional paid-in capital ..................................................       5,176        2,952
   Accumulated other comprehensive loss ........................................        (924)        (844)
   Loans due on common stock ...................................................        (561)        (329)
   Accumulated deficit .........................................................     (72,691)     (59,926)
                                                                                   ---------    ---------
          Total stockholders' deficit ..........................................     (69,000)     (58,147)
                                                                                   ---------    ---------
                                                                                   $ 188,550    $ 183,724
                                                                                   =========    =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------
                                                         2001           2000            2001           2000
                                                     ---------       ---------       ---------       ---------
Net sales ........................................   $  56,655       $  64,085       $ 161,825       $ 179,953

Operating expenses:
      Cost of sales ..............................      40,672          43,866         118,068         123,167
      Restructuring charges ......................         275            --             1,475            --
      Selling, general and administrative ........       8,231           9,088          28,129          27,693
      Amortization of intangibles ................       3,964           4,327          12,367          13,306
                                                     ---------       ---------       ---------       ---------
Total operating expenses .........................      53,142          57,281         160,039         164,166
                                                     ---------       ---------       ---------       ---------

Operating income .................................       3,513           6,804           1,786          15,787

Other:
      Interest expense ...........................      (4,850)         (5,258)        (14,891)        (15,579)
      Amortization of deferred financing costs ...        (375)           (374)         (1,125)         (1,125)
      Transaction-related expenses ...............        (126)           --            (1,072)           --
      Other ......................................        (408)           (377)           (953)           (840)
                                                     ---------       ---------       ---------       ---------
(Loss) income before income tax expense (benefit)       (2,246)            795         (16,255)         (1,757)

Income tax expense (benefit) .....................          43             668          (3,490)          2,164
                                                     ---------       ---------       ---------       ---------

Net (loss) income ................................   $  (2,289)      $     127       $ (12,765)      $  (3,921)
                                                     =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Nine Months ended September 30,
                                                                          2001                 2000
                                                                     ----------------     ---------------
Net loss ...............................................................   $(12,765)         $ (3,921)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation ......................................................      5,337             6,066
     Deferred income taxes .............................................     (3,548)
     Amortization of deferred financing costs, intangibles
        and debt discount ..............................................     13,492            14,431
Changes in operating assets and liabilities:
     Accounts receivable ...............................................    (15,453)          (14,905)
     Inventories .......................................................      2,683            (3,161)
     Accounts payable ..................................................        900             5,651
     Accrued and other liabilities .....................................        569             1,065
     Accrued interest ..................................................      3,125             2,789
     Accrued taxes .....................................................        (64)            1,712
     Other, net ........................................................       (451)           (1,660)
                                                                           --------          --------
Net cash (used in)  provided by operating activities ...................     (6,175)            8,067


Capital expenditures ...................................................     (2,894)           (4,484)
                                                                           --------          --------
Net cash used in investing activities ..................................     (2,894)           (4,484)


Net borrowings/(repayments) of long-term debt ..........................     11,149            (3,351)
Payment of stock appreciation rights and stock options .................      2,224              --
Proceeds from shareholder loans, net of loan repayments ................       (232)             --
                                                                           --------          --------
Net cash provided by (used in) financing activities ....................     13,141            (3,351)


Net increase  in cash ..................................................      4,072               232
Cash, beginning of period ..............................................        388               244
                                                                           --------          --------
Cash, end of period ....................................................   $  4,460          $    476
                                                                           ========          ========


            See accompanying notes to consolidated financial statements

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

     Certain 2000 balances have been reclassified to conform to 2001 presentation. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2) Inventory

     Inventories consist of the following (in thousands):

                                                  As of          As of
                                              September 30,   December 31,
                                                   2001           2000
                                                 -------        -------

     Raw materials............................   $12,984        $11,990
     Work-in-process .........................     7,111          6,330
     Finished goods ..........................    15,247         19,705
                                                 -------        -------
                                                 $35,342        $38,025
                                                 =======        =======

(3) Financing Activities

     Credit Agreement
     ----------------

     During 1998 the Company entered into a credit agreement (the "Credit Facility") with a group of banks (the "Credit Facility Lenders"), which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The commitment fee on the unused portion of the Revolver and the Acquisition Facility is 1/2 % per annum, payable quarterly. The Credit Facility also contains several financial covenants based on operating results for the previous four quarters. Due to operating losses, generated by decreased sales volume and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial ratios under the Credit Facility as of June 30, 2001 or as of September 30, 2001. On August 13, 2001, a third amendment to the Credit Facility was executed, by which the Credit Facility Lenders agreed, effective July 1, 2001, to forbear from exercising their rights and remedies relating to the specified defaults relating to the Company's compliance with certain financial ratios through September 30, 2001. On October 1, 2001, a fourth amendment (the "Fourth Amendment") to the Credit Facility was executed, by which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to such defaults through March 31, 2002 (the "forbearance period".)

     As a result of the Fourth Amendment, the interest rates payable under the Credit Facility were increased. Borrowings under the Credit Facility, effective October 1, 2001, bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00% for the Revolver and the Acquisition Facility. The Fourth Amendment requires all Base Rate and Libor Rate Loan interest to be paid on the last day of the calendar month or on the drawdown date, which ever is sooner. Per the Fourth Amendment, a portion of the Revolving Credit Loans equal to the Subdebt Interest Loan (the $5.5 million interest payment made on October 15, 2001 on the Notes as defined below) bears interest at the rate of 15% and is payable in arrears on the last day of each calendar month. The average interest rate on all outstanding borrowings under the Credit Facility was 6.6% at September 30, 2001. As of September 30, 2001, there was $22.1 million outstanding on the revolving credit facility and $1.8 million of letters of credit outstanding. Borrowings per the third amendment to the credit agreement, effective July 1, 2001, were limited to $24.0 million for the period ending September 30, 2001. The Fourth Amendment established revolver sub-limits. The revolver sublimit peaks at $26.0 million during the period October 12, 2001 through November 14, 2001 and declines thereafter reaching a limit of $19.0 million for the period January 15, 2001 through March 31, 2002. In addition, the Company paid the Credit Facility Lenders a fee of $0.3 million.

     The Fourth Amendment suspended application of the financial covenants that were applicable prior to the forbearance period (the "Original Financial Covenants") and established minimum EBITDA and maximum capital expenditure limits (the "Forbearance Covenant".) The EBITDA test is calculated and must be satisfied monthly based on achieving a percentage of the Company's cumulative EBITDA projected for the period July 2001 through March 2002. Although the Company currently expects to be able to satisfy the Forbearance Covenant going forward, there is no assurance it will be able to do so, particularly given the current uncertainties in the domestic economic environment. If the Company does not satisfy the Forbearance Covenant in any future month, the Company would be in default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility. If the Credit Facility Lenders were to accelerate the maturity of the Credit Facility, then the holders of the Company's Notes would be able to accelerate the maturity of the Notes.

     The Credit Facility, as amended, currently provides that the Original Financial Covenants will apply again upon expiration of the forbearance period. The Emerging Issues Task Force, Issue No. 6-30 (EITF B6-30) requires that when there is a default under a credit facility, the credit facility indebtedness must be classified as a current liability (even though the borrower has received a waiver from the lenders if the waiver is for less than twelve months) unless it is probable that the borrower can cure the violation within the forbearance period. This rule applies to the Company even though the Company has received a waiver through March 31, 2002 because that waiver is for less than twelve months. Consequently, because it is not probable that as of March 31, 2002, the Company will be able to comply with the Original Financial Covenants (which will apply upon expiration of the forbearance period) and because the Company's existing waiver is not for a twelve month period, the Company has reclassified $99.0 million of long-term debt under the Credit Facility as a current liability. The Company and the Credit Facility Lenders expect to undertake negotiations to revise the Original Financial Covenants prior to the expiration of the forbearance period. Consistent with the parties' course of dealing, the Company anticipates that the Company and the Credit Facility Lenders will execute an amendment to the Credit Facility to effect revised financial covenants in early 2002. If the Company and the Credit Facility Lenders are able to reach agreement on revised covenants, the Company expects that the $99.0 million current liability described above will be reclassified as long-term debt. In the event that the Company and the Credit Facility Lenders are not able to agree upon revised financial covenants prior to the expiration of the forbearance period, the Company does not currently expect to be able to satisfy the Original Financial Covenants upon expiration of the forbearance period. The Company's failure to satisfy the Original Financial Covenants or other covenants contained in the Credit Facility would result in an event of default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility.


     Assignment and Agency Account Agreement
     ---------------------------------------

     On October 31, 2001, the Company entered into an Assignment and Agency Account Agreement with Fleet National Bank as agent for the Credit Facility Lenders. Under this agreement, the Company pledged and assigned as collateral, for the benefit of the Credit Facility Lenders, a security interest in and lien on, to and under all of the depository, disbursement and investment and other bank accounts now or hereafter maintained by the Company (the "DDAs"), together with all cash, cash equivalents, checks and other property of any nature deposited into such DDAs and all proceeds thereon. In addition, under this agreement, the Company has agreed to deposit all cash receipts, checks and cash proceeds from its operations into such DDAs maintained by the Credit Facility Lenders and other DDAs approved by the Credit Facility Lenders. In the case of the occurrence and continuation of an Event of Default, as defined in the Credit Facility, the Credit Facility Lenders are authorized to terminate the Company's access to the DDAs and the contents thereof, and the Credit Facility Lenders are permitted to withdraw any and all sums from the DDAs in order to satisfy obligations which have become due and payable under the Credit Facility.

     Senior Subordinated Notes
     -------------------------

     On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") due April 15, 2005 (the "Offering"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries ("Guarantors"). A default under the Credit Agreement discussed above, if not waived by the Credit Facility Lenders, would trigger an event of default under the Notes and permit the holders of the Notes to accelerate payment under the Notes.

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

     As of January 1, 2002, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $43.3 million (excluding intangible assets acquired, if any, after September 30, 2001), which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $17.7 million and $12.4 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

(6) Summary by Business Segment

     The Company has two reportable segments, which include the Personal Safety Products segment ("PSP") and the Highway Safety Products segment ("HSP"). PSP includes consumable products designed to protect the head, face, ears and eyes. Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors. HSP's broad product offering includes reflective glass beads, traffic workzone safety products, traffic coatings and specialized coating applications equipment. Primary customers for these products consist of local and government agencies, private contract stripers and highway safety distributors.

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


     (DOLLARS IN THOUSANDS)
     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT

                                                             Three Months Ended
                                                                September 30,
                                                             2001        2000
                                                           --------   --------

     PSP ...........................................       $ 26,622   $ 31,159
     HSP ...........................................         35,254     39,174
     Eliminations ..................................         (5,221)    (6,248)
                                                           --------   --------

                Total                                      $ 56,655   $ 64,085
                                                           ========   ========

     OPERATING INCOME BY BUSINESS SEGMENT

     PSP .............................................      $   389    $ 1,343
     HSP .............................................        4,321      6,613
     Reconciliation to consolidated totals (Corporate)       (1,197)    (1,152)
                                                            -------    -------

                Consolidated totals ..................      $ 3,513    $ 6,804
                                                            =======    =======


                                                            Three Months Ended
     EBITDA BY BUSINESS SEGMENT                               September 30,
                                                            2001        2000
                                                          --------    --------

     PSP .............................................     $  3,243    $ 5,153
     HSP .............................................        7,106      9,435
     Reconciliation to consolidated totals (Corporate)         (845)      (998)
                                                           --------    --------

                Consolidated totals ..................        9,504     13,590

     Depreciation and amortization ...................        6,091      6,664
     Interest, net ...................................        4,850      5,258
     Transaction and restructuring charges ...........          401       --
     Other ...........................................          408        873
                                                           --------    --------
     (Loss) income before provision for income
         taxes .......................................     $ (2,246)   $   795
                                                           ========    ========

     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT

                                                            Nine Months Ended
                                                              September 30,
                                                             2001        2000
                                                            -------    -------

     PSP .............................................    $  84,075  $ 100,349
     HSP .............................................       93,984     99,500
     Eliminations ....................................      (16,234)   (19,896)
                                                            -------    -------
                Total                                     $ 161,825  $ 179,953
                                                          =========  =========

     OPERATING INCOME BY BUSINESS SEGMENT
                                                            Nine Months Ended
                                                              September 30,
                                                             2001        2000
                                                            -------    -------

     PSP  ............................................      $ 2,596   $ 6,750
     HSP  ............................................        6,949    12,694
     Reconciliation to consolidated totals (Corporate)       (7,759)   (3,657)
                                                            -------   --------
                Consolidated totals                         $ 1,786   $15,787
                                                            =======   ========

     EBITDA BY BUSINESS SEGMENT

                                                            Nine Months Ended
                                                              September 30,
                                                             2001         2000
                                                          ---------   ---------

     PSP ................................................ $  11,511   $  17,773
     HSP ................................................    15,305      21,297
     Reconciliation to consolidated totals (Corporate) ..    (2,547)     (3,415)
                                                          ---------   ---------
                Consolidated totals .....................    24,269      35,655

     Depreciation and amortization ......................    18,829      20,497
     Interest, net ......................................    14,891      15,579
     Transaction and restructuring charges ..............     6,029        --
     Other ..............................................       775       1,336
                                                          ---------   ---------

     Loss before provision for income taxes ............. $ (16,255)  $  (1,757)
                                                          =========   =========

    TOTAL ASSETS BY BUSINESS SEGMENT

                                                        As of           As of
                                                     September 30,  December 31,
                                                          2001           2000
                                                       ---------      ---------

     PSP ...........................................  $  72,032      $  80,637
     HSP ...........................................     96,128         89,627
     Reconciliation to consolidated totals
         (Corporate) ...............................     20,390         13,460
                                                      ---------      ---------

                Consolidated totals ................  $ 188,550      $ 183,724
                                                      =========      =========

(7) SCG Transaction

     On December 29, 2000, the Company, SCG Acquisition LLC ("SCG") and certain of the stockholders of the Company entered into a Stock Purchase Agreement (the "Purchase Agreement"), whereby SCG agreed to acquire just under 50% of the common stock of the Company (the "Common Stock") from the current stockholders of the Company (the "Stockholders") who executed the Purchase Agreement and an amendment thereto on February 1, 2001. The Stockholders continue to hold approximately 50% of the Common Stock and continue to have the right to appoint a majority of the board of directors of the Company.

     In consideration for the stock purchased pursuant to the Purchase Agreement, at the closing, SCG paid the Stockholders an aggregate of $41.5 million less certain fees and expenses. The transaction was approved by the boards of directors of the Company and SCG and closed on February 2, 2001.

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $5.6 million of costs, which have been reflected in the results of operations for the nine months ended September 30, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.2 million of incentives to certain officers and employees and had professional fees and other transaction costs of approximately $1.0 million of which approximately $0.1 million was incurred during the third quarter.

(8) Restructuring Charges

     The Company recorded a restructuring charge of $1.2 million during the first quarter of fiscal 2001 in conjunction with the transaction as a result of a new management philosophy and the exiting of certain product lines.

     During the third quarter of fiscal 2001, the Company recorded a $0.3 million restructuring charge related to the consolidation of purchasing, accounting and engineering functions of two PSP divisions into one and the merger of all foreign operations into a new common facility within the United Kingdom.

(9) Condensed Consolidating Financial Information

     The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, on a senior subordinated basis by American Allsafe Company, a Delaware corporation, Crystaloid Technologies, Inc., a Delaware corporation, Flex-O-Lite, Inc., a Delaware corporation, Silencio/Safety Direct, a Nevada Corporation and TMT-Pathway, L.L.C. as guarantors (collectively, the "Guarantors").

     Financial information regarding the Guarantors as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001 and 2000 is presented below for the purpose of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9) Condensed Consolidating Financial Information (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2001
                             (Dollars in thousands)

                                                                             Non
                                               Parent      Guarantor      Guarantor
                                               Company   Subsidiaries    Subsidiary     Eliminations  Consolidated
                                               -------   ------------    ----------     ------------  ------------
         ASSETS
Current assets:
      Cash ...............................   $   3,819      $    (890)     $     217      $   1,314      $   4,460
      Accounts receivable, net ...........       6,448         32,520          1,360           --           40,328
      Inventories ........................       9,848         24,279          1,354           (139)        35,342
      Deferred tax assets ................       3,177           --             --             --            3,177
       Prepaid expenses ..................         507          1,048            179           --            1,734
                                             ---------      ---------      ---------      ---------      ---------
         Total current assets ............      23,799         56,957          3,110          1,175         85,041

      Property, plant and equipment ......      12,742         26,757            184           --           39,683
      Intangibles ........................       6,654         38,465          2,138           --           47,257
      Notes receivable ...................      84,613           --             --          (84,613)          --
      Deferred financing costs ...........       3,768           --             --             --            3,768
      Investment in subsidiaries .........      13,332           --             --          (13,332)          --
      Other noncurrent assets ............      12,801           --             --             --           12,801
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 157,709      $ 122,179      $   5,432      $ (96,770)     $ 188,550
                                             =========      =========      =========      =========      =========

            LIABILITIES AND
      STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable to parent ............   $    --        $  81,036      $   3,577      $ (84,613)     $    --
      Accounts payable ...................       3,039         10,706            345          1,314         15,404
      Other accrued liabilities ..........       2,603          3,340            172           --            6,115
      Accrued interest ...................       5,848           --             --             --            5,848
      Accrued taxes ......................         310           --             --             --              310
      Current portion of long-term debt ..     122,128           --             --             --          111,128
                                             ---------      ---------      ---------      ---------      ---------
         Total current liabilities .......     122,928         95,082          4,094        (83,299)       138,805


Long-term debt ...........................     114,672           --             --             --          114,672
Other noncurrent liabilities .............       4,073           --             --             --            4,073
Due to parent ............................     (16,191)         5,245          6,766          4,180           --

Stockholders' deficit:
      Common stock .......................        --                1           --               (1)          --
      Additional paid-in capital .........       5,175         34,499           --          (34,498)         5,176
      Accumulated other comprehensive loss        --             (207)          (717)          --             (924)
      Loans due on common stock ..........        (561)          --             --             --             (561)
      Accumulated deficit ................     (72,387)       (12,441)        (4,711)        16,848        (72,691)
                                             ---------      ---------      ---------      ---------      ---------
         Total stockholders' deficit .....     (67,773)        21,852         (5,428)       (17,651)       (69,000)
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 157,709      $ 122,179      $   5,432      $ (96,770)     $ 188,550
                                             =========      =========      =========      =========      =========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 2001
                             (Dollars in thousands)

                                                                                  Non
                                                     Parent       Guarantor      Guarantor
                                                     Company     Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                     -------     ------------   ----------    ------------   ------------
Net sales .......................................   $ 14,648       $ 46,009       $  1,219       $ (5,221)      $ 56,655
Operating expenses:
     Cost of sales ..............................     11,429         33,764            699         (5,220)        40,672
     Restructuring charges ......................        275           --             --             --              275
     Selling, general and administrative ........      2,692          4,786            753           --            8,231
     Amortization of intangibles ................      1,182          2,782           --             --            3,964
                                                    --------       --------       --------       --------       --------
Total operating expenses ........................     15,578         41,332          1,452         (5,220)        53,142
                                                    --------       --------       --------       --------       --------

Operating (loss) income .........................       (930)         4,677           (233)            (1)         3,513

Other:
     Interest expense ...........................       (479)        (4,371)          --             --           (4,850)
     Amortization of deferred financing costs ...       (375)          --             --             --             (375)
     Transaction-related expenses ...............       (126)          --             --             --             (126)
     Other ......................................      8,110         (8,441)           (77)          --             (408)
                                                    --------       --------       --------       --------       --------
(Loss) income before income tax (benefit) expense      6,200         (8,135)          (310)            (1)        (2,246)

Income tax (benefit) expense ....................         (6)            49           --             --               43

Equity in (loss) earnings of subsidiaries .......     (8,494)          --             --            8,494           --
                                                    --------       --------       --------       --------       --------

Net (loss) income ...............................   $ (2,288)      $ (8,184)      $   (310)      $  8,493       $ (2,289)
                                                    ========       ========       ========       ========       ========

                    JACKSON PRODUCTS, IN C. AND SUBSI DIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine Months ended September 30, 2001
                             (Dollars in thousands)

                                                                                     Non
                                                     Parent        Guarantor      Guarantor
                                                     Company      Subsidiaries   Subsidiary   Eliminations  Consolidated
                                                     -------      ------------   ----------   ------------  ------------
Net sales .......................................   $  48,548      $ 125,031      $   4,480      $ (16,234)     $ 161,825
Operating expenses:
      Cost of sales .............................      36,491         95,083          2,923        (16,429)       118,068
      Restructuring charges .....................       1,475           --             --             --            1,475
      Selling, general and administrative .......      11,573         14,283          2,273           --           28,129
      Amortization of intangibles ...............       3,544          8,823           --             --           12,367
                                                    ---------      ---------      ---------      ---------      ---------
Total operating expenses ........................      53,083        118,189          5,196        (16,429)       160,039
                                                    ---------      ---------      ---------      ---------      ---------

Operating (loss) income .........................      (4,535)         6,842           (716)           195          1,786

Other:
      Interest expense ..........................     (10,520)        (4,371)          --             --          (14,891)
      Amortization of deferred financing costs ..      (1,125)          --             --             --           (1,125)
      Transaction-related expenses ..............      (1,072)          --             --             --           (1,072)
      Other .....................................       7,565         (8,441)           (77)          --             (953)
                                                    ---------      ---------      ---------      ---------      ---------

(Loss) income before income tax (benefit) expense      (9,687)        (5,970)          (793)           195        (16,255)

Income tax (benefit) expense ....................      (3,539)            49           --             --           (3,490)

Equity in (loss) earnings of subsidiaries .......      (6,812)          --             --            6,812           --
                                                    ---------      ---------      ---------      ---------      ---------

Net (loss) income ...............................   $ (12,960)     $  (6,019)     $    (793)     $   7,007      $ (12,765)
                                                    =========      =========      =========      =========      =========

                    JACKSON PRODUCTS, IN C. AND SUBSI DIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Nine months ended September 30, 2001
                             (Dollars in thousands)

                                                                                            Non
                                                               Parent       Guarantor    Guarantor
                                                              Company     Subsidiaries   Subsidiary    Eliminations  Consolidated
                                                              -------     ------------   ----------    ------------  ------------

Cash flows from operating activities:
Net cash (used in) provided by operating activities ......   $ (7,626)      $ (4,568)      $   (793)      $  6,812      $ (6,175)

Cash flows from investing activities:
   Capital expenditures ..................................     (1,485)        (1,323)           (86)          --          (2,894)
                                                             --------       --------       --------       --------      --------
Net cash used in investing activities ....................     (1,485)        (1,323)           (86)          --          (2,894)

Cash flows from financing activities:
   Net borrowings of long-term debt ......................     11,149           --             --             --          11,149
   Payment of stock appreciation rights and stock options       2,224           --             --             --           2,224
   Proceeds from shareholder loans, net of loan repayments       (232)          --             --             --            (232)
                                                             --------       --------       --------       --------      --------
Net cash provided by financing activities ................     13,141           --             --             --          13,141
                                                             --------       --------       --------       --------      --------

Net increase (decrease) in cash ..........................   $  4,030       $ (5,891)      $   (879)      $  6,812         4,072
                                                             ========       ========       ========       ========
Cash, beginning of period ................................                                                                   388
Cash, end of period ......................................                                                              $  4,460
                                                                                                                        ========

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9) Condensed Consolidating Financial Information (con't)

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

(9) Condensed Consolidating Financial Information (con't)

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

(9) Condensed Consolidating Financial Information (con't)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine months ended September 30, 2000
                             (Dollars in Thousands)

                                                                               Non
                                                   Parent     Guarantor     Guarantor
                                                   Company   Subsidiaries   Subsidiary  Eliminations  Consolidated
                                                   -------   ------------   ----------  ------------  ------------
Net sales ....................................   $  52,616    $ 142,404     $   4,829     $ (19,896)   $ 179,953
Operating expenses:
      Cost of sales ..........................      37,362      102,512         3,175       (19,882)     123,167
      Selling, general and administrative ....       8,607       16,442         2,644          --         27,693
      Amortization of intangibles ............       2,664       10,564            78          --         13,306
                                                 ---------    ---------     ---------     ---------    ---------
Total operating expenses .....................      48,633      129,518         5,897       (19,882)     164,166

Operating income (loss) ......................       3,983       12,886        (1,068)          (14)      15,787

Other:
      Interest expense, net ..................     (10,717)      (4,862)         --            --        (15,579)
      Amortization of deferred financing costs      (1,125)        --            --            --         (1,125)
      Other ..................................       8,126       (8,964)           (2)         --           (840)
                                                 ---------    ---------     ---------     ---------    ---------

Income (loss) before income tax expense ......         267         (940)       (1,070)          (14)      (1,757)

Income tax expense ...........................       2,085           79          --            --          2,164

Equity in (loss) earnings  of subsidiaries ...       2,089         --            --          (2,089)        --
                                                 ---------    ---------     ---------     ---------    ---------

Net loss .....................................   $     271    $  (1,019)    $  (1,070)    $  (2,103)   $  (3,921)
                                                 =========    =========     =========     =========    =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)

(9) Condensed Consolidating Financial Information (con't)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      Nine months ended September 30, 2000
                             (Dollars in thousands)

                                                                                    Non
                                                        Parent      Guarantor    Guarantor
                                                       Company    Subsidiaries   Subsidiary   Eliminations  Consolidated
                                                       -------    ------------   ----------   ------------  ------------

Cash flow from operating activities:
Net cash provided by (used in) operating activities    $ 7,835       $ 3,470       $(1,664)      $(1,574)      $ 8,067
                                                       -------       -------       -------       -------       -------

Cash flows from investing activities:
   Capital expenditures ............................    (2,150)       (2,298)          (36)         --          (4,484)
                                                       -------       -------       -------       -------       -------
Net cash used in investing activities ..............    (2,150)       (2,298)          (36)         --          (4,484)
                                                       -------       -------       -------       -------       -------

Cash flows from financing activities:
   Net repayments of long-term debt ................    (3,351)         --            --            --          (3,351)
                                                       -------       -------       -------       -------       -------
Net cash used in financing activities ..............    (3,351)         --            --            --          (3,351)
                                                       -------       -------       -------       -------       -------

Net increase (decrease) in cash and cash equivalents   $ 2,334       $ 1,172       $(1,700)      $(1,574)          232
                                                       =======       =======       =======       =======
Cash, beginning of period ..........................                                                               244
                                                                                                               -------
Cash, end of period ................................                                                           $   476
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

On December 29, 2000, the Company, SCG Acquisition LLC ("SCG") and certain of the stockholders of the Company entered into a Stock Purchase Agreement (the "Purchase Agreement"), whereby SCG agreed to acquire just under 50% of the common stock of the Company (the "Common Stock") from the current stockholders of the Company (the "Stockholders") who executed the Purchase Agreement and an amendment thereto on February 1, 2001. The Stockholders continue to hold approximately 50% of the Common Stock and continue to have the right to appoint a majority of the board of directors of the Company.

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

Three Months Ended September 30, 2001
Compared to Three Months Ended September 30, 2000
-------------------------------------------------

Net sales- Net sales for the three months ended September 30, 2001 decreased 11.6% to $56.7 million from $64.1 million for the same period in 2000. PSP net sales decreased 14.3% in the third quarter of 2001 over the same period in 2000. The September 11th terrorist attack had an abrupt impact on the Company's performance through the end of the quarter. These events offset improvements realized in August. HSP net sales decreased 9.8% to $35.0 million in the third quarter of 2001 from $38.8 million for the same period in 2000. The decrease is attributable to existing economic slowdowns that increased following the September 11th attack. In addition, reduced paint pricing and decreased demand for higher priced durable coatings have contributed to the decrease in net sales.

Cost of sales- Cost of sales for the three months ended September 30, 2001 decreased 7.3% over the prior year period on lower sales volume. Cost of sales as a percentage of sales increased to 71.8% from 68.4% due to lost overhead absorption on lower sales and reduced sales of higher margin highway durable markings. PSP third quarter cost of sales decreased 8.9% in 2001 compared to the third quarter of 2000. PSP costs as a percentage of sales increased to 67.8% in the third quarter of 2001 from 63.7% in the prior year period due to lost overhead absorption on lower sales volume and planned inventory reductions. Additional cost reduction initiatives were implemented during the quarter with annualized savings of $1.5 million. HSP third quarter cost of sales decreased to $26.0 million in the third quarter of 2001 from $27.8 million in the prior year period. HSP third quarter 2001 cost of sales as a percentage of sales increased to 74.3% from 71.5% in the prior year period as a result of lower pricing on paints coupled with increased natural gas costs.

Restructuring charge - During the third quarter of 2001, the Company recorded a restructuring charge in the amount of $0.3 million related to the consolidation of purchasing, accounting and engineering of two of the PSP divisions as well as the merger of European operations.

Selling, general & administrative expenses- Selling, general and administrative expenses for the three months ended September 30, 2001 decreased 9.9% to $8.2 million from $9.1 million in the same period in 2000 due to (i) decreased sales volume, (ii) cost reduction programs and (iii) the elimination of various discretionary expenditures. Selling, general and administrative expenses as a percentage of sales remained flat.

EBITDA- EBITDA for the third quarter of 2001 decreased $4.1 million to $9.5 million from $13.6 million in the prior year period due to decreased sales volume, lost overhead absorption, decreased paint pricing and increased natural gas costs.

Operating income- Operating income for the three months ended September 30, 2001 and 2000 was $3.5 million and $6.8 million, respectively. The decrease was due to the reasons stated above.

Income tax expense - Income tax expense for the three months ended September 30, 2001 and 2000 was $0.1 million and $0.7 million, respectively.


Nine Months Ended September 30, 2001
Compared to Nine Months Ended September 30, 2000
------------------------------------------------

Net sales- Net sales for the nine months ended September 30, 2001 decreased 10.1% to $161.8 million from $180.0 million in the same period in 2000. PSP net sales decreased 15.4% in the first three quarters of 2001 over the same period in 2000 due to continued economic softening in the manufacturing sector. HSP net sales for the comparable nine months decreased 5.7% to $93.4 million from $99.0 million primarily due to a decline in the durable markings business.

Cost of sales- Cost of sales for the nine months ended September 30, 2001 declined 4.1% to $118.1 million from $123.2 million for the same period in 2000 primarily as a result of the decrease in net sales offset by the significant increase in natural gas prices as compared to the prior year period. Cost of sales as a percentage of sales increased to 73.0% from 68.4%. PSP cost of sales declined 10.0% due to sales volume shortfalls and the related lost overhead absorption. As a percentage of sales, PSP cost of sales increased to 66.8% for the nine months ended September 30, 2001 from 62.9% for the same period in 2000. HSP cost of sales remained flat with the prior year on reduced sales due in large part to higher natural gas prices. Natural gas costs accounted for approximately $2.6 million of the increase.

Restructuring charge - During the first quarter of 2001, in conjunction with the Purchase Agreement discussed above, the Company recorded $1.2 million of restructuring charges related to the elimination of certain product lines. During the third quarter of 2001, the Company recorded a restructuring charge in the amount of $0.3 million related to the consolidation of certain support functions between PSP divisions as well as the merger of European operations.

Selling, general & administrative expenses- Selling, general and administrative expenses for the nine months ended September 30, 2001 increased slightly to $28.1 million from $27.7 million for the same period in 2000. The increase in selling, general and administrative expenses for the first three quarters of 2001 resulted from $3.4 million of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement discussed above. The Company incurred $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.2 million of acquisition incentives. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $3.0 million from the prior year period and remained flat as a percentage of sales.

EBITDA- EBITDA for the for the nine months ended September 30, 2001 decreased $11.4 million to $24.3 million from $35.7 million for the same period in 2000 due primarily to the softening economy, reduced pricing on paint and higher natural gas costs.

Operating income- Operating income for the nine months ended September 30, 2001 and 2000 was $1.8 million and $15.8 million, respectively. The operating income for the nine months ended September 30, 2001 includes $4.8 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement. Excluding such charges, operating income decreased $9.2 million on decreased sales and margins. PSP and HSP operating income decreased $4.2 million and $5.7 million, respectively, in first three quarters of 2001 over the prior year period.

Income tax (benefit) expense - Income tax (benefit) expense for the nine months ended September 30, 2001 and 2000 was ($3.5 million) and $2.2 million, respectively. The first three quarters 2001 benefit was due to the $9.2 million of net operating loss carryforwards associated with the first nine months of 2001.

Liquidity and Capital Resources
-------------------------------

Cash (used in) provided by operating activities for the nine months ended September 30, 2001 and 2000 was ($6.2 million) and $8.1 million, respectively. The change in cash flows from operating activities is largely due to the increased net loss and deferred income taxes over the prior year comparable nine-month period. Changes in working capital resulted in cash uses of $8.7 million and $8.5 million for the nine months ended September 30, 2001 and 2000, respectively. The seasonal nature of the Company's business generally results in significant working capital usage during the first half of the year with strong reduction in working capital usage during the second half of the year.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $2.9 million and $4.5 million, respectively due to lower capital expenditures.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2001 and 2000 was $13.1 million and ($3.4 million), respectively. The increase in 2001 stems from the use of the Company's existing debt structure and weaker operating cash flows coupled with $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options.

During 1998 the Company entered into a credit agreement (the "Credit Facility") with a group of banks (the "Credit Facility Lenders"), which provided for a line of credit in the aggregate amount of $125.0 million. This credit agreement was increased to $135.0 million during the second quarter of 1999 in conjunction with the TMT-Pathway acquisition. The line consists of an acquisition line facility in the principal amount of $105.0 million and a revolving credit facility in the principal amount of $30.0 million. The maturity date for both the acquisition and the revolving credit line facilities is April 30, 2004. The commitment fee on the unused portion of the Revolver and the Acquisition
Facility is 1/2 % per annum, payable quarterly. The Credit Facility also contains several financial covenants based on operating results for the previous four quarters. Due to operating losses, generated by decreased sales volume and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial ratios under the Credit Facility as of June 30, 2001 or as of September 30, 2001. On August 13, 2001, a third amendment to the Credit Facility was executed, by which the Credit Facility Lenders agreed, effective July 1, 2001, to forbear from exercising their rights and remedies relating to the specified defaults relating to the Company's compliance with certain financial ratios through September 30, 2001. On October 1, 2001, a fourth amendment (the "Fourth Amendment") to the Credit Facility was executed, by which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to such defaults through March 31, 2002 (the "forbearance period".)

As a result of the Fourth Amendment, the interest rates payable under the Credit Facility were increased. Borrowings under the Credit Facility, effective October 1, 2001, bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% for the Revolver and the Acquisition Facility or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00% for the Revolver and the Acquisition Facility. The Fourth Amendment requires all Base Rate and Libor Rate Loan interest to be paid on the last day of the calendar month or on the drawdown date, which ever is sooner. Per the Fourth Amendment, a portion of the Revolving Credit Loans equal to the Subdebt Interest Loan (the $5.5 million interest payment made on October 15, 2001 on the Notes as defined below) bears interest at the rate of 15% and is payable in arrears on the last day of each calendar month. The average interest rate on all outstanding borrowings under the Credit Facility was 6.6% at

September 30, 2001. As of September 30, 2001, there was $22.1 million outstanding on the revolving credit facility and $1.8 million of letters of credit outstanding. Borrowings per the third amendment to the credit agreement, effective July 1, 2001, were limited to $24.0 million for the period ending September 30, 2001. The Fourth Amendment established revolver sub-limits. The revolver sublimit peaks at $26.0 million during the period October 12, 2001 through November 14, 2001 and declines thereafter reaching a limit of $19.0 million for the period January 15, 2001 through March 31, 2002. In addition, the Company paid the Credit Facility Lenders a fee of $0.3 million.

The Fourth Amendment suspended application of the financial covenants that were applicable prior to the forbearance period (the "Original Financial Covenants") and established minimum EBITDA and maximum capital expenditure limits (the
"Forbearance Covenant".) The EBITDA test is calculated and must be satisfied monthly based on achieving a percentage of the Company's cumulative EBITDA projected for the period July 2001 through March 2002. Although the Company currently expects to be able to satisfy the Forbearance Covenant going forward, there is no assurance it will be able to do so, particularly given the current uncertainties in the domestic economic environment. If the Company does not satisfy the Forbearance Covenant in any future month, the Company would be in default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility. If the Credit Facility Lenders were to accelerate the maturity of the Credit Facility, then the holders of the Company's Notes would be able to accelerate the maturity of the Notes.

The Credit Facility, as amended, currently provides that the Original Financial Covenants will apply again upon expiration of the forbearance period. The Emerging Issues Task Force, Issue No. 6-30 (EITF B6-30) requires that when there is a default under a credit facility, the credit facility indebtedness must be classified as a current liability (even though the borrower has received a waiver from the lenders if the waiver is for less than twelve months) unless it is probable that the borrower can cure the violation within the forbearance period. This rule applies to the Company even though the Company has received a waiver through March 31, 2002 because that waiver is for less than twelve months. Consequently, because it is not probable that as of March 31, 2002, the Company will be able to comply with the Original Financial Covenants (which will apply upon expiration of the forbearance period) and because the Company's existing waiver is not for a twelve month period, the Company has reclassified $99.0 million of long-term debt under the Credit Facility as a current liability. The Company and the Credit Facility Lenders expect to undertake negotiations to revise the Original Financial Covenants prior to the expiration of the forbearance period. Consistent with the parties' course of dealing, the Company anticipates that the Company and the Credit Facility Lenders will execute an amendment to the Credit Facility to effect revised financial covenants in early 2002. If the Company and the Credit Facility Lenders are able to reach agreement on revised covenants, the Company expects that the $99.0 million current liability described above will be reclassified as long-term debt. In the event that the Company and the Credit Facility Lenders are not able to agree upon revised financial covenants prior to the expiration of the forbearance period, the Company does not currently expect to be able to satisfy the Original Financial Covenants upon expiration of the forbearance period. The Company's failure to satisfy the Original Financial Covenants or other covenants contained in the Credit Facility would result in an event of default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility.

On October 31, 2001, the Company entered into an Assignment and Agency Account Agreement with Fleet National Bank as agent for the Credit Facility Lenders. Under this agreement, the Company pledged and assigned as collateral, for the benefit of the Credit Facility Lenders, a security interest in and lien on, to and under all of the depository, disbursement and investment and other bank accounts now or hereafter maintained by the Company (the "DDAs"), together with all cash, cash equivalents, checks and other property of any nature deposited into such DDAs and all proceeds thereon. In addition, under this agreement, the Company has agreed to deposit all cash receipts, checks and cash proceeds from its operations into such DDAs maintained by the Credit Facility Lenders and other DDAs approved by the Credit Facility Lenders. In the case of the occurrence and continuation of an Event of Default, as defined in the Credit Facility, the Credit Facility Lenders are authorized to terminate the Company's access to the DDAs and the contents thereof, and the Credit Facility Lenders are permitted to withdraw any and all sums from the DDAs in order to satisfy obligations which have become due and payable under the Credit Facility.

The Company has initiated various cost reduction programs and reduced discretionary spending. Initiatives include consolidating the purchasing, accounting and engineering functions of two PSP divisions into one, merging of all foreign operations into a new common facility within the United Kingdom, implementing wage freezes and strategic salaried layoffs. Management expects such initiatives will reduce expenses by approximately $1.5 to $2.0 million on an annual basis.

As of October 31, 2001, the Company had outstanding borrowings under its revolving credit facility of $19.3 million. Consistent with the seasonal pattern of its business, the Company expects to significantly reduce these borrowings through December 31, 2001. Thereafter, the Company expects working capital needs will increase, again consistent with seasonal patterns, as the Company builds inventory from January 2002 through April 2002.

In order to increase liquidity, the Company has limited its capital expenditures which were $2.9 million for the first nine months of 2001 compared to $4.5 million for the first nine months of 2000. The Company contemplates capital expenditures of approximately $3.5 million for all of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2001. For additional information, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
None

Item 6. - Exhibits

     (a)  Exhibits. The following exhibits are included with this report:

          (1) Assignment and Agency Account Agreement, dated as of October 31, 2001, by and among the Company, certain of its subsidiaries and Fleet National Bank, as agent under the Credit Facility

          (2) Amendment No. 4 to the Credit Facility, dated as of October 1, 2001, by and among the Company, Fleet National Bank, as agent, and the other lenders thereto.

     (b) Reports on Form 8-K.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       JACKSON PRODUCTS, INC.
                                       (Registrant)


Date: 11/14/01                         By:/s/ Christopher T. Paule
                                       ---------------------------
                                       Christopher T. Paule
                                       President and Chief
                                       Executive Officer

                                       /s/ Mark A. Kolmer
                                       ---------------------------
                                       Mark A. Kolmer
                                       Vice President - Finance

                     ASSIGNMENT AND AGENCY ACCOUNT AGREEMENT


     ASSIGNMENT AND AGENCY ACCOUNT AGREEMENT, dated as of October 31, 2001, by and among JACKSON PRODUCTS, INC. (the "Borrower"), TMT-PATHWAY, L.L.C, SILENCIO/SAFETY DIRECT, INC., AMERICAN ALLSAFE COMPANY, FLEX-O-LITE, INC. and CRYSTALOID TECHNOLOGIES, INC. (individually a "Subsidiary", and collectively, the "Subsidiaries"), and FLEET NATIONAL BANK, a national banking association, as Agent (the "Agent") for itself and such other lending institutions (the "Banks") which are or may become parties to the Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement") among the Borrower, the Subsidiaries, the Banks, the Agent and Firstar Bank, as Co-Agent. All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Credit Agreement.

PRELIMINARY STATEMENTS:

     (1) The Borrower, the Subsidiaries, the Banks and the Agent have previously entered into the Credit Agreement pursuant to which the Banks have agreed, subject to certain terms and conditions contained therein, to provide financing arrangements to the Borrower, and it is a condition precedent to the Banks continuing to provide financing arrangements to the Borrower that the Borrower and the Subsidiaries enter into this Agreement in substantially the form hereof;

     (2) Pursuant to certain Security Documents, the Borrower and the Subsidiaries have granted to the Agent, for the benefit of the Banks and the Agent, a security interest in, among other things, all of their rights, titles and interest in, to and under all inventory, sums and other accounts receivable and all proceeds thereof, including any such sums or other accounts and proceeds of accounts and inventory held in any depository, disbursement and investment and other bank accounts ("DDAs") now or hereafter held or maintained by the Borrower or any Subsidiary;

     (3) The Borrower and the Subsidiaries have established for the benefit of the Agent one or more DDA's identified in Schedule 1 hereto at the banking institutions identified in Schedule 1 hereto (the "Depository Banks") into which the Borrower and the Subsidiaries have agreed to deposit all cash receipts, checks, and cash proceeds of accounts receivable and other Collateral received by it (such DDA's and any other DDA's established hereafter shall be referred to herein as "Agency Accounts"); and

     (4) Pursuant to the Agency Account Agreements (as herein defined), (a) the Borrower and the Subsidiaries authorize the Depository Banks to allow the Agent, without corroborative evidence from the Borrower or any Subsidiary, to withdraw sums from the Agency Accounts in order to satisfy obligations which have become due and payable under the Credit Agreement in accordance with the terms thereof,
(b) the Depository Banks acknowledge the exclusive dominion and control of the Agent over the Agency Accounts, (c) the Borrower and the Subsidiaries relinquish their control of the Agency Accounts, except that the Borrower and the Subsidiaries shall be permitted to direct transfers from the Agency Accounts, in the event that no "Enforcement Notice" (as such term is defined in the Agency Account Agreements) (hereinafter, an "Enforcement Notice") has been delivered to the Depository Banks, and (d) the Depository Banks acknowledge that after receipt of an Enforcement Notice sent following the occurrence of an Event of Default that is continuing, the Borrower and the Subsidiaries shall not be permitted to transfer sums out of the Agency Accounts.

     NOW, THEREFORE, in consideration of the premises and in order to induce the Banks to continue to provide financing arrangements to the Borrower pursuant to the Credit Agreement, the Borrower and the Subsidiaries hereby agree as follows:

     SECTION 1. Pledge and Assignment. The Borrower and the Subsidiaries hereby pledge and assign as collateral to the Agent, for the benefit of the Banks and the Agent, and grant to the Agent, for the benefit of the Banks and the Agent, a security interest in and lien on, to and under all of the Borrower's and the Subsidiaries' rights, title and interests in and to the following collateral (the "Collateral"):

          (a) the Agency Accounts listed on Schedule 1 attached hereto (the "Pledged Accounts") and all certificates and instruments, if any, from time to time representing or evidencing the Pledged Accounts; and

          (b) all cash or cash equivalents, checks and other certificates, instruments, documents and other property of any nature whatsoever from time to time received by or deposited in or into the Pledged Accounts; and

          (c) all interest, dividends, cash or cash equivalents, instruments and other property, if any, from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the then existing Collateral; and

          (d) to the extent not covered by paragraphs (a) through (c) above, all proceeds of any or all of the foregoing Collateral.

     SECTION 2. Security for Obligations. This Agreement secures the irrevocable payment in full and performance when due of all Obligations, whether for principal, interest, fees, expenses or otherwise.

     SECTION 3. Delivery of Collateral. All certificates or instruments, if any, representing or evidencing the Collateral shall be delivered to and held by or on behalf of the Agent pursuant hereto and shall be in suitable form for transfer by delivery, or shall be accompanied by instruments of transfer or assignment duly executed in blank.

     SECTION 4. Maintaining the Agency Accounts. So long as any of the Obligations shall remain unpaid:

          (a) The Borrower and the Subsidiaries will maintain their Agency Accounts with the Depository Banks and the Borrower and the Subsidiaries will not open any bank account other than the Agency Accounts and the Concentration Account except as permitted pursuant to the Credit Agreement or otherwise with the Agent's prior written consent. (i) concurrently with entering into this Agreement with respect to Agency Accounts existing on the date hereof and (ii) within ten (10) days after the opening of any new Agency Account not existing on the date hereof, the Borrower and the Subsidiaries shall enter into certain letter agreements (the "Agency Account Agreements"), each substantially in the form of Exhibit A attached hereto, with the Agent and with each financial institution with which any other Agency Account is now or hereafter established or maintained.

          (b) The Borrower and the Subsidiaries shall maintain their Agency Accounts in favor of the Agent and under the exclusive control and dominion of the Agent, and the Borrower and the Subsidiaries shall not take or knowingly omit to take any action, the taking or omission of which would prejudice, delay or impair in any way whatsoever all or any of the rights, remedies, powers or privileges of the Agent hereunder or in connection with any of the Agency Accounts.

          (c) It shall be a term and condition of this Agreement, notwithstanding any term or condition to the contrary in any other agreement and except as otherwise provided by the provisions of Sections 5 and 12 hereof, that, upon delivery of an Enforcement Notice by the Agent to the Depository Banks following the occurrence of an Event of Default that is continuing, no amount (including interest on the Agency Accounts) shall be paid or released to or for the account of, or withdrawn by or for the account of, the Borrower, any Subsidiary or any other Person or entity from the Agency Accounts other than the Agent. For the avoidance of doubt, at any time during the Forbearance Period (as such term is defined in the Amendment Agreement No. 4, dated as of October 1, 2001, among the Borrower, the Subsidiaries, the Agent and the Banks (the "Amendment"), the Specified Defaults (as such term is defined in the Amendment) shall not constitute Event of Defaults for purposes of the delivery of an Enforcement Notice.

     The Agency Accounts shall be subject to such applicable laws, and such applicable regulations of the Board of Governors of the Federal Reserve System and of any other appropriate banking or governmental authority, as may now or hereafter be in effect.

     SECTION 5. Release and Application of Amounts.

          (a) After the Obligations have been irrevocably paid in full in cash or if all Events of Default have been cured or waived, the Agent shall rescind any Enforcement Notice delivered to the Depository Banks, and shall instruct the Depository Banks that, upon the request of the Borrower or any Subsidiary, the Depository Banks may pay and release to the Borrower or the Subsidiary or to their order the amount of the remaining balance of the Agency Accounts. Neither the Depository Banks nor the Agent shall have any obligation to invest or cause to be invested any amount from time to time in the Agency Accounts or to deposit or cause to be deposited any such amounts into an interest bearing account.

          (b) So long as no Event of Default has occurred and is continuing, the Borrower and the Subsidiaries may transfer funds out of their Agency Accounts. At any time after an Enforcement Notice has been delivered which has not yet been rescinded (following an Event of Default that has occurred and is continuing), all such rights to transfer funds from the Agency Accounts shall cease, and all amounts deposited into the Agency Accounts may from time to time be applied by the Agent in satisfaction of the Obligations.

     SECTION  6.   Representations   and   Warranties.   The  Borrower  and  the
Subsidiaries represent and warrant as follows:

          (a) The Borrower and the Subsidiaries are the legal and beneficial owners of the Collateral free and clear of any lien, security interest, or other charge or encumbrance except for the security interest, lien and assignment created by this Agreement and liens permitted by Section 10.2 of the Credit Agreement, subject to the rights of such Depository Banks with respect to the Pledged Accounts maintained at such Depository Bank as set forth in the Agency Account Agreements.

          (b) The pledge and assignment of the Collateral pursuant to this Agreement, the execution and delivery of the Agency Account Agreements and the execution and delivery of all certificates and instruments pursuant to
     Section 3 hereof creates a valid and perfected first priority security interest in and lien on the Collateral in the Agency Accounts, securing the payment of the Obligations.

     SECTION 7. Future Collateral. The Borrower and the Subsidiaries agree that, at any time and from time to time, at the expense of the Borrower or any Subsidiary, the Borrower and such Subsidiary will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that the Agent may reasonably request, in order to perfect, protect and continue any security interest, lien and assignment granted or purported to be granted hereby or to enable the Agent to exercise and enforce its rights and remedies hereunder with respect to any Collateral owing to or received or maintained by the Borrower or any Subsidiary after the date hereof, including, without limitation, the preparation and delivery of an amended
Schedule 1 hereto reflecting, as appropriate, subject to the terms hereof, the addition or deletion of any Pledged Account and the preparation and delivery to the Agent of written confirmation, in form and substance reasonably satisfactory to the Agent, of the pledge and assignment to the Agent hereunder of all such Collateral.

     SECTION 8. Transfers and Other Liens. The Borrower and the Subsidiaries agree that they will not (a) sell or otherwise dispose of any of the Collateral, provided, however, that, the Borrower and its Subsidiaries shall be entitled to transfer funds out their Agency Accounts in accordance with the provisions of
Section 5(b) hereof, or (b) create or permit to exist any lien, security interest, or other charge or encumbrance upon or with respect to any of the Collateral, except for the security interest, lien and assignment under this Agreement and the liens permitted by the Credit Agreement, subject to the rights of such Depository Banks with respect to the Pledged Accounts maintained at such Depository Bank as set forth in the Agency Account Agreements.

     SECTION 9. Agent Appointed Attorney-in-Fact. Upon an Event of Default, and continuing during the continuation thereof, the Borrower and the Subsidiaries hereby appoint the Agent their attorney-in-fact, with full authority in the place and stead of the Borrower or any Subsidiary and in the name of the Borrower or any Subsidiary or otherwise, from time to time in the Agent's reasonable discretion to take any action and to execute any instrument which the Agent may reasonably deem necessary to accomplish the purposes of this Agreement, including, without limitation, endorse and collect all instruments made payable to the Borrower or any Subsidiary representing any interest payment, dividend, or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same. Except to the extent the Agent may act with gross negligence or willful misconduct, and to the extent permitted by applicable law, the Borrower and the Subsidiaries hereby ratify all that the Agent shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable.

     SECTION 10. Agent May Perform. If the Borrower or any Subsidiary fails to perform any agreement contained herein, the Agent may itself perform, or cause performance of, such agreement, and the expenses of the Agent incurred in connection therewith shall be payable by the Borrower or such Subsidiary pursuant to Section 13 hereof.

     SECTION 11. Reasonable Care. The Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Agent accords its own property, it being understood that the Agent shall not have any responsibility for taking any necessary steps to preserve rights against any parties with respect to any Collateral.

     SECTION 12. Remedies upon Default. If an Event of Default shall have occurred and be continuing:

          (a) The Agent may, without notice to the Borrower or the Subsidiaries, except as required by applicable law, send an Enforcement Notice to any and all of the Depository Banks and transfer to or register in the name of the Agent or any of its nominees any or all of the Collateral.

          (b) The Agent may, without notice to the Borrower or the Subsidiaries, except as required by applicable law, and at any time and from time and time, charge or setoff and otherwise apply all or any part of the Obligations against the amounts in the Pledged Accounts or any part thereof and may apply any amounts in the Pledged Accounts to pay all or any part of the Obligations.

          (c) The Agent may also exercise in respect of the Collateral, in addition to other rights and remedies provided for herein or in the Credit Agreement or otherwise available to it, all the rights and remedies of a secured party under the Uniform Commercial Code of the Commonwealth of Massachusetts or any corresponding provision of any law governing secured transactions in any other applicable jurisdiction (the "Code").

          (d) Any cash held by the Agent as Collateral and all cash proceeds received by the Agent in respect of any sale of, collection from, or other realization upon all or any part of the Collateral shall be applied (after payment of any amounts payable to the Agent pursuant to Section 13 hereof) by the Agent against the Obligations in such order as provided in the Credit Agreement.

     SECTION 13. Expenses. The Borrower and the Subsidiaries agree to pay to the Agent, promptly upon their receipt of reasonable documentation, the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and other commercially reasonable expenses, which the Agent may incur in connection with (a) the administration of this Agreement, (b) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, (c) the exercise or enforcement of any of the rights of the Agent hereunder or (d) the failure by the Borrower or any Subsidiary to perform or observe any of the provisions hereof.

     SECTION 14. Addresses for Notices. All notices and other communications provided for hereunder shall be in writing to the addresses and in the manner set forth in the Credit Agreement.

     SECTION 15. Continuing Security Interest; Transfer of the Obligations. This Agreement shall create a continuing security interest in, lien on and collateral assignment of the Collateral and shall (a) remain in full force and effect until the irrevocable payment in full in cash of all of the Obligations or until released in accordance with the terms of the Credit Agreement, (b) be binding upon the Borrower, the Subsidiaries and their successors, and (c) inure to the benefit of the Banks and the Agent and their respective successors, transferees and assigns. The Borrower and the Subsidiaries may not assign any of their obligations hereunder. Upon the irrevocable payment in full in cash of all of the Obligations owed by the Borrower or any Subsidiary or in other circumstances permitted under the Credit Agreement, the Borrower and such Subsidiary shall be entitled to the return, upon their request and at their expense, of such of the Collateral as shall not have been sold or otherwise applied pursuant to the terms hereof.

     SECTION 16. Conflict. The terms of this Agreement are intended to be supplemental to and not in substitution of or in derogation of the terms of the other Security Documents and the Agency Account Agreements. If any term or provision of this Agreement conflicts or is inconsistent with a term or provision of the Credit Agreement, the term or provision of the Credit Agreement shall control.

     SECTION 17. Governing Law; Terms. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts, except to the extent that perfection of the security interest hereunder, or remedies hereunder, in respect of any particular Collateral are governed by the laws of a jurisdiction other than the Commonwealth of Massachusetts.

     SECTION 18. Counterparts. This Agreement may be executed by the parties hereto on separate counterparts and said counterparts taken together shall be deemed to constitute one and the same instrument.

     SECTION 19. Termination; Reinstatement. Upon payment in full in cash of all Obligations under the Credit Agreement and the termination of the Commitments under the Credit Agreement, the security interests granted hereby shall terminate and the rights to the Collateral shall rever to the Borrower and its Subsidiaries. This Assignment shall continue to be effective or be reinstated, as the case may be, if at any time payment or performance of the Obligations or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by any holder of the Obligations, whether as a "voidable preference," "fraudulent conveyance," or otherwise, all as though such payment or performance had not been made. In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the Obligations shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

     IN WITNESS WHEREOF, intending to be legally bound, the Borrower and the Subsidiaries have caused this Agreement to be duly executed as of the date first above written.

                            JACKSON PRODUCTS, INC.



                            By:  __________________________________________
                            Name:
                            Title:



                            TMT-PATHWAY, L.L.C.



                            By:  __________________________________________
                            Name:
                            Title:



                            SILENCIO/SAFETY DIRECT, INC.



                            By:  __________________________________________
                            Name:
                            Title:



                            AMERICAN ALLSAFE COMPANY



                            By:  __________________________________________
                            Name:
                            Title:

                            FLEX-O-LITE, INC.



                            By:  __________________________________________
                            Name:
                            Title:



                            CRYSTALOID TECHNOLOGIES, INC.



                            By:  __________________________________________
                            Name:
                            Title:

Accepted:

Fleet National Bank, as Agent



By: ____________________
Name:
Title:

                          CERTIFICATE OF ACKNOWLEDGMENT

STATE OR COMMONWEALTH OF _____________)
                                                                          )  ss.
COUNTY OF _________________________________)

     Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of JACKSON PRODUCTS, INC., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________
acknowledged said instrument to be the free act and deed of said corporation.



                                                 __________________________
                                                        Notary Public
                             My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

STATE OR COMMONWEALTH OF _____________)
                                                                          )  ss.
COUNTY OF _________________________________)

                  Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of TMT-PATHWAY, L.L.C., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________
acknowledged said instrument to be the free act and deed of said corporation.



                                                 __________________________
                                                        Notary Public
                             My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

STATE OR COMMONWEALTH OF _____________)
                                                                          )  ss.
COUNTY OF _________________________________)

                  Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of SILENCIO/SAFETY DIRECT, INC.,
and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________ acknowledged said instrument to be the free act and deed of said corporation.



                                                 __________________________
                                                        Notary Public
                             My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

STATE OR COMMONWEALTH OF _____________)
                                                                          )  ss.
COUNTY OF _________________________________)

     Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of AMERICAN ALLSAFE COMPANY, and
that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________ acknowledged said instrument to be the free act and deed of said corporation.




                                                 __________________________
                                                        Notary Public
                             My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

     STATE   OR    COMMONWEALTH    OF    _____________)    )   ss.   COUNTY   OF
_________________________________)

                  Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of FLEX-O-LITE, INC., and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________
acknowledged said instrument to be the free act and deed of said corporation.




                                                 __________________________
                                                        Notary Public
                             My commission expires:

                          CERTIFICATE OF ACKNOWLEDGMENT

STATE OR COMMONWEALTH OF _____________)
                                                                          )  ss.
COUNTY OF _________________________________)

     Before me, the undersigned, a Notary Public in and for the county aforesaid, on this _______________ day of ___________, 2001, personally appeared ________________________________ to me known personally, and who, being by me duly sworn, deposes and says that he is the ____________________________________________ of CRYSTALOID TECHNOLOGIES, INC.,
and that said instrument was signed and sealed on behalf of said corporation by authority of its Board of Directors, and said ______________________________________ acknowledged said instrument to be the free act and deed of said corporation.



                                                 __________________________
                                                        Notary Public
                             My commission expires:

                                   SCHEDULE I

                 Depository, Disbursement and Investment Account

  Depository Institution                  Name and Account Number
  Name and Address

  FIRSTAR BANK                            Jackson Products, Inc. Master Account
  One Mercantile Center                   1005002074
  7th and Washington
  St. Louis, MO  63101
  SL-TW-12MP
                                          Crystaloid Lockbox 2289 Lamba Lockbox
                                          2415 American Allsafe Lockbox 2422
                                          Silencio/Safety Direct Lockbox 2429
                                          Jackson Lockbox 7583 Morsafe Lockbox
                                          7590 TMT-Pathway LLC Lockbox 2052
                                          Flex-O-Lite Lockbox 7611
                                          Flex-O-Lite Services and Materials
                                          Lockbox 7604 OSD Envizion Lockbox 7751
                                          TMT Pathway (wires) ZBA 1005019912
                                          Jackson Products (international wires)
                                          ZBA 1005004583 Jackson/Belmont CDA
                                          3500704386 Jackson Products, Inc.
                                          (flexible spending account) 1005002447
                                          Flex-O-Lite (international wires) ZBA
                                          1005002058 OSD Envizion (international
                                          wires) ZBA 1005003478 Flex-O-Lite CDA
                                          3500704402 Jackson Products, Inc. CDA
                                          3500704394 Crystaloid ZBA 1005014103
                                          American Allsafe ZBA 1005014459
                                          Silencio/Safety Direct ZBA 1005014483
                                          American Allsafe CDA 3500710359 TMT
                                          Pathway LLC CDA 3500711803 Crystaloid
                                          CDA 3500710177 Silencio/Safety Direct
                                          CDA 3500710367

                                    EXHIBIT A


Jackson Products, Inc., et.al.
2997 Clarkson Road
Chesterfield, Missouri  63017


                                                              October 31, 2001



FIRSTAR BANK
One Mercantile Center
7th and Washington
St. Louis, MO  63101
SL-TW-12MP

Attention: Leveraged Finance Group

Re: Assignment and Agency Account Agreement

Ladies and Gentlemen:

Pursuant to that certain Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (as amended and in effect from time to time, the "Credit Agreement"), among JACKSON PRODUCTS, INC. (the "Company"), TMT-PATHWAY, L.L.C., SILENCIO/SAFETY DIRECT, INC., AMERICAN ALLSAFE COMPANY, FLEX-O-LITE, INC., CRYSTALOID TECHNOLOGIES, INC. (individually, a "Subsidiary", and collectively, the "Subsidiaries"), certain financial institutions from time to time parties thereto (the "Banks"), FLEET NATIONAL BANK, as Agent (the "Agent") and Firstar Bank, as Co-Agent, and the Security Documents entered into in connection therewith, the Company and the Subsidiaries have granted to the Agent, for the benefit of the Banks and the Agent, a security interest in and lien on, inter alia, all of the Company's and the Subsidiaries' rights, title and interest in their deposit accounts and funds deposited therein (the "Collateral").

     The Company and the Subsidiaries have previously opened with you, the accounts listed on Schedule 1 attached hereto (the "Agency Accounts") in which the Company and the Subsidiaries have deposited, and will continue to deposit from time to time hereafter cash receipts, checks and cash proceeds of accounts receivable and other amounts received by it (the "Deposits"). You agree to continue to receive all Deposits and to hold and apply the same solely as provided in this Agreement. Further, you agree and acknowledge that the Agent shall have exclusive control of and dominion over the Agency Accounts and that the Agent shall be able to withdraw sums (by wire transfer, depository transfer checks, automatic clearing house electronic transfers or otherwise) from the Agency Accounts, without corroborating instruction from the Company or any Subsidiary, in order to satisfy obligations that have become due and payable under the Credit Agreement. The Company, the Subsidiaries and the Agent approve the use of such wire transfers, depository transfer checks, or automatic clearing house electronic transfers, at the Agent's option, for the foregoing purposes. The use of any such wire transfer or other transfer, together with the resolutions authorizing the same, are intended to affirm the rights and the interests of the Agent, for the benefit of the Banks and the Agent, in the Agency Accounts and all funds deposited therein and not to derogate therefrom. You agree that copies of all bank statements on the Agency Accounts should continue to be sent to the Company and the Subsidiaries and, upon request by the Agent, shall also be sent to the Agent.

     Prior to your receipt of an Enforcement Notice (as hereinafter defined), you may continue to transfer the balance of any good collected funds in each Agency Account in accordance with instructions delivered by the Company or any Subsidiary in the Company's or such Subsidiary's sole discretion.

     After your receipt of a written notice (the "Enforcement Notice") at any time, and from time to time, however, from the Agent to you that (a) makes reference to this Agreement, (b) states that it is an Enforcement Notice under this Agreement, and (c) states that an Event of Default has occurred and is continuing under the Credit Agreement, and until such notice has been rescinded by the Agent in writing, (i) you shall not transfer (unless directed by the Agent) any further amounts from the Agency Accounts, (ii) the Company and the Subsidiaries shall cease to have any rights, nor will you permit the Company or any Subsidiary to withdraw or direct the transfer of all or any credit balances or funds in any Agency Account without the prior written consent in each instance of the Agent, and (iii) you shall not, without the prior written consent in each instance of the Agent, accept or honor any instructions, written or otherwise, from or on behalf of the Company or any Subsidiary in respect of any Agency Account otherwise than in accordance with the express provisions hereof.

     You are authorized and directed to disclose to the Agent, without any reference to any further authority for, or inquiry as to the justification for, such disclosure, such other information relating to the Agency Accounts and the credit balances therein as the Agent may at any time and from time to time request.

     In the event that any check deposited in any of the Agency Accounts is returned unpaid to you, the amount thereof may be charged to such Agency Account. Any monthly maintenance fees in connection with the Agency Accounts may also be charged to the applicable Agency Account. Except as expressly set forth in this paragraph, you agree that you will not exercise any right of set-off or similar right to debit the Agency Accounts for any sums owed to you by the Company or any Subsidiary.

     This Agreement will constitute notice to you that funds on deposit in the Agency Accounts have been collaterally assigned to the Agent for the benefit of the Banks and the Agent. By your countersignature of the duplicate copy of this letter, we ask that you confirm that (a) you acknowledge the exclusive dominion and control of the Agent over the Agency Accounts, (b) you will not accept or honor instructions from or on behalf of the Company or any Subsidiary in respect of the operation of the Agency Accounts otherwise than in accordance with the terms of this Agreement, and (c) the terms of this Agreement may not be modified without the prior written consent of the Agent.

     The Company and the Subsidiaries authorize you to enter into this Agreement and agree to indemnify you and to hold you harmless from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs (including attorney fees), expenses and liabilities of every nature and character arising out of your compliance with the terms of this Agreement.

     The Agreement shall be governed by the laws of the Commonwealth of Massachusetts. Once so signed, please return the enclosed duplicate copy of this Agreement to the Agent at the address indicated below.

                                 Sincerely,

                                 JACKSON PRODUCTS, INC.


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 TMT-PATHWAY, L.L.C.


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 SILENCIO/SAFETY DIRECT, INC.


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 AMERICAN ALLSAFE COMPANY


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 FLEX-O-LITE, INC.


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 CRYSTALOID TECHNOLOGIES, INC.


                                 By:_________________________________________
                                 Name:
                                 Title:

                                 FLEET NATIONAL BANK, as Agent


                                 By:_________________________________________
                                 Name:
                                 Title:

We confirm our agreement to the foregoing this _____ day of _______ 2001.

FIRSTAR BANK


By: _____________________________
Name:
Title:

                                   Schedule 1


Name and Account Number


  Jackson Products, Inc. Master Account 1005002074
  Crystaloid Lockbox 2289
  Lamba Lockbox 2415 American Allsafe Lockbox 2422 Silencio/Safety Direct Lockbox 2429 Jackson Lockbox 7583 Morsafe Lockbox 7590 TMT-Pathway LLC Lockbox 2052 Flex-O-Lite Lockbox 7611
  Flex-O-Lite Services and Materials Lockbox 7604 OSD Envizion Lockbox 7751 TMT Pathway (wires) ZBA 1005019912 Jackson Products (international wires) ZBA 1005004583 Jackson/Belmont CDA 3500704386 Jackson Products, Inc. (flexible spending account) 1005002447 Flex-O-Lite (international wires) ZBA 1005002058 OSD Envizion (international wires) ZBA 1005003478 Flex-O-Lite CDA 3500704402 Jackson Products, Inc. CDA 3500704394 Crystaloid ZBA 1005014103 American Allsafe ZBA 1005014459 Silencio/Safety Direct ZBA 1005014483 American Allsafe CDA 3500710359 TMT Pathway LLC CDA 3500711803 Crystaloid CDA 3500710177 Silencio/Safety Direct CDA 3500710367

                            AMENDMENT AGREEMENT NO. 4

                                 to that certain

                 REVOLVING CREDIT AND ACQUISITION LOAN AGREEMENT

     This AMENDMENT AGREEMENT NO. 4 (this "Amendment") dated as of October 1, 2001, is by and among (a) Jackson Products, Inc. (the "Borrower"), (b) the Domestic Subsidiaries (as defined in the Credit Agreement, as hereinafter defined), (c) Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), (d) Fleet National Bank (f/k/a BankBoston, N.A.) as agent (the "Agent") for itself and the other Banks, and (e) Firstar Bank (f/k/a Mercantile Bank National Association), as co-agent (the "Co-Agent").

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

     WHEREAS, the Original Credit Agreement was amended by (i) Amendment Agreement No. 1 to that certain Revolving Credit and Acquisition Loan Agreement dated as of June 19, 1998 (the "First Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (ii) Amendment Agreement No. 2 to that certain Revolving Credit and Acquisition Loan Agreement dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent and (iii) Amendment Agreement No. 3 to that certain Revolving Credit and Acquisition Loan Agreement dated as of July 1, 2001 (the "Third Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent (the Original Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment being herein referred to as the "Credit Agreement") and all capitalized terms not otherwise defined herein which are defined in the Credit Agreement shall have the same meanings herein as specified in the Credit Agreement;

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

          ss.1. Forbearance. Subject to the satisfaction of the conditions precedent set forth in ss.9 and in consideration of and reliance upon the agreements of the Borrower contained herein, each of the Banks and the Agent hereby agrees to forbear from exercising its rights and remedies relating to the Specified Defaults during (but only during) the period (the "Forbearance Period") ending on the earlier to occur of (i) Sunday, March 31, 2002 at 5:00 p.m. (Boston time), (ii) the failure by the Borrower to pay any invoice presented to it relating to services provided by Bingham Dana LLP, FTI/Policano & Manzo or MHKB Consultants, LLC within five (5) Business Days of presentation thereof, or (iii) the occurrence of any Event of Default (other than the Specified Defaults). Such forbearance shall automatically, and without action, notice, demand or any other occurrence, expire on and as of the end of the Forbearance Period. Upon the end of the Forbearance Period, and from and after such time, (a) the Banks and the Agent shall retain all of the rights and remedies relating to the Specified Defaults, and any other Default or Event of Default, (b) the Specified Defaults shall be reinstated and shall be in full force and effect for all periods including periods after the Forbearance Period, and (c) any obligation of the Banks to make Revolving Credit Loans or of the Issuing Banks to issue, extend or renew Letters of Credit shall be subject to the terms and conditions set forth in the Credit Agreement, including, without limitation, the conditions precedent set forth in ss.13 thereof.

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

          ss.3. Amendments to the Credit Agreement. The Credit Agreement is hereby amended in the following respects:


               (a) The  definition of "Applicable  Margin"  contained in Section
          1.1 of the Credit Agreement is hereby amended by deleting the last sentence thereof in its entirety and replacing it with the following:

                    "Notwithstanding the foregoing, as of October 1, 2001, the Applicable Margin shall be 3.00% for Base Rate Loans, 4.00% for LIBOR Rate Loans and 4.00% for Letter of Credit Fees."

               (b) The definition of "Forbearance  Period"  contained in Section
          1.1 of the Credit Agreement is hereby amended by deleting it in its entirety and replacing it with the following:

                    "Forbearance Period. The period commencing on July 1, 2001 and ending on March 31, 2002."


               (c) The definition of "Forbearance Termination Date" contained in
          Section 1.1 of the Credit Agreement is hereby amended by deleting it in its entirety and replacing it with the following:

                    "Forbearance Termination Date. March 31, 2002."


               (d) The  definition  of  "Interest  Payment  Date"  contained  in
          Section 1.1. of the Credit Agreement is hereby amended by deleting it in its entirety and replacing it with the following:

                    "Interest Payment Date. (a) As to any Base Rate Loan, the last day of the calendar month with respect to interest accrued during such calendar month, including, without limitation, the calendar month which includes the Drawdown Date of such Base Rate Loan; and (b) as to any LIBOR Rate Loan, the last day of the calendar month with respect to interest accrued during such calendar month, including, without limitation, the calendar month which includes the Drawdown Date of such LIBOR Rate Loan and, in addition, the last day of the Interest Period of such LIBOR Rate Loan."

               (e) The definition of "Interest Period" contained in Section 1.1 of the Credit Agreement is hereby amended by deleting the words "(A) for any Base Rate Loan, the last day of the calendar quarter" and replacing them with the words "(A) for any Base Rate Loan, the last day of the calendar month".

               (f)  Section  1.1 of the Credit  Agreement  is hereby  amended by
          inserting   the   following  new   definitions   in  the   appropriate
          alphabetical sequence:

                    "Subdebt Interest Loan. The portion of the Revolving Credit Loans equal to the Subdebt Interest Payment Amount."

                    "Subdebt Interest Payment Amount. An amount equal to $5,462,500 (e.g. the amount of the interest payment on the Subordinated Notes which is due on or about October 15, 2001, when and if made). For the purposes of this definition, the Subdebt Interest Payment Amount shall be rounded to the nearest One Thousand Dollars ($1,000) (e.g. $5,462,500 Subdebt Interest Payment Amount shall be deemed to be $5,463,000)."

               (g)  Section  2.1 of the Credit  Agreement  is hereby  amended by
          deleting  the  last  sentence   thereof  and  replacing  it  with  the
          following:

                    "Notwithstanding the foregoing, at no time during the Forbearance Period shall the Agent or any of the Banks be obligated to make or fund any Revolving Credit Loans if the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the outstanding amount of the Swing Line Loans, the Maximum Drawing Amount and all Unpaid Reimbursement Obligations (such aggregate amount the "Revolver Usage") would, during any period set forth in the table below, exceed the amount set forth opposite such period in such table (such amount, the "Revolver Sublimit"):

                  ----------------------      ------------------------
                         Period                   Revolver Sublimit
                  ----------------------      ------------------------
                  ----------------------      ------------------------
                   10/1/01 - 10/11/01                $24,000,000
                  ----------------------      ------------------------
                  ----------------------      ------------------------
                   10/12/01 - 11/14/01               $26,000,000
                  ----------------------      ------------------------
                  ----------------------      ------------------------
                   11/15/01 - 12/14/01               $24,000,000
                  ----------------------      ------------------------
                  ----------------------      ------------------------
                   12/15/01 - 1/14/02                $20,000,000
                  ----------------------      ------------------------
                  ----------------------      ------------------------
                    1/15/02 - 3/31/02                $19,000,000
                  ----------------------      ------------------------

                    If the Revolver Usage at any time exceeds the Revolver Sublimit during the Forbearance Period, the Borrower shall immediately prepay an amount equal to such excess to the Agent for the account of the Banks and the Agent, for application to the outstanding principal amount of Revolving Credit Loans."

               (h) Section 2.5 of the Credit Agreement is hereby amended by inserting the following new sentence at the end thereof:

                    "Notwithstanding the foregoing, commencing on October 12, 2001, a portion of the Revolving Credit Loans equal to the Subdebt Interest Loan shall bear interest at a rate per annum equal to fifteen percent (15%), based on a 360-day year and paid for the actual number of days elapsed, such interest to be payable in arrears on the last day of each calendar month, until the earlier of (i) the date on which all Revolving Credit Loans shall have repaid and all Commitments to lend shall have been terminated, and (ii) the date on which the Borrower receives a contribution of equity from its sponsors equal to the Subdebt Interest Payment Amount, such equity (if not common equity) to be on terms and conditions acceptable to the Majority Banks."

               (i) Section 2.10 of the Credit Agreement is hereby amended by deleting the last sentence of clause (a) thereof and replacing it with the following:

                    Notwithstanding any other provisions of this Agreement and in addition to the limit set forth above, at no time shall the aggregate principal amount of all outstanding Swing Line Loans exceed the Total Commitment then in effect minus the sum of (i) the aggregate principal amount of all Revolving Credit Loans (other than Swing Line Loans) outstanding and
                    (ii) the aggregate Maximum Drawing Amount and all Unpaid Reimbursement Obligations. In addition, at no time during the Forbearance Period shall the aggregate principal amount of all outstanding Swing Line Loans exceed the Revolver Sublimit then in effect, minus the sum of (i) the aggregate principal amount of all Revolving Credit Loans (other than Swing Line Loans) outstanding, and (ii) the aggregate Maximum Drawing Amount and all Unpaid Reimbursement Obligations."

               (j) Section 3.3 of the Credit Agreement is hereby amended by inserting the following new sentence at the end thereof:

                    "The portion of the Revolving Credit Loans constituting the Subdebt Interest Loan shall be deemed to be the last Revolving Credit Loans repaid."

               (k) Section 11 of the Credit Agreement is hereby amended by inserting the following new section 11.4 at the end thereof:

                    "11.4. Minimum EBITDA. The Borrower will not permit EBITDA for any period beginning on July 1, 2001 and ending on the dates set forth in the table below, to be less than the amount set forth opposite such date in such table:

                  ----------------------------     --------------------
                             Period Ended                 Amount
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                          September 30, 2001            $8,850,000
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                           October 31, 2001            $11,425,000
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                           November 30, 2001           $12,725,000
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                           December 31, 2001           $13,475,000
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                           January 31, 2002            $14,525,000
                  ----------------------------     --------------------
                  ----------------------------     --------------------
                           February 28, 2002           $16,325,000
                  ----------------------------     --------------------

     11.5. MAXIMUM CAPITAL EXPENDITURES. The Borrower will not permit Capital Expenditures for any period beginning July 1, 2001 and ending on the dates set forth below, to be more than the amount set forth opposite such date in such table:

                  ------------------------      ---------------------
                         Period Ended                 Amount
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                      September 30, 2001            $1,400,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                       October 31, 2001             $1,700,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                      November 30, 2001             $2,200,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                      December 31, 2001             $2,400,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                       January 31, 2002             $2,700,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                      February 28, 2002             $3,000,000
                  ------------------------      ---------------------
                  ------------------------      ---------------------
                        March 30, 2002              $3,160,000
                  ------------------------      ---------------------

     ss.4. Amendment Fee. The Borrower hereby agrees to pay to the Agent, for the ratable accounts of the Banks, an amount equal to twenty-five (25) basis points ($293,925.68) (the "Amendment Fee"). The Amendment Fee shall be shared pro rata by the Banks in accordance with the aggregate amount of their Commitments and the outstanding principal amount of their Acquisition Loans. The Amendment Fee shall be fully earned and nonrefundable when paid.

     ss.5. Representations and Warranties. The Borrower and each Domestic Subsidiary hereby represents and warrants to the Banks as follows:

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

     ss.6. Payment of Subordinated Debt Indebtedness. Notwithstanding the provisions contained in Section 10.4(a) of the Credit Agreement, the Borrower shall be permitted to pay to the trustee for the holders of the Subordinated Notes, the aggregate amount of interest due on the Subordinated Notes on October 15, 2001, so long as no Default or Event of Default under ss.14.1(a), (b) or, only as it relates to failure to comply with ss.11 of the Credit Agreement, (c) (other than the Specified Defaults) has occurred and is continuing or would result therefrom.

     ss.7. Independent Valuation. The Borrower agrees that it will continue, and shall cause each of its Subsidiaries to continue, to cooperate with the requests of any investment field examiner and business consultant retained by the Agent.

     ss.8. 2002 Business Plan. The Borrower agrees that it will provide the 2002 business plan of the Borrower and its Subsidiaries to the Agent and each of the Banks as soon as practicable and in any event no later than December 15, 2001, such plan to be in a form and in such detail as is reasonably satisfactory to the Agent.

     ss.9. Cash Management. The Borrower shall, and shall cause each of its Domestic Subsidiaries to, (a) enter into cash management arrangements satisfactory to the Banks, no later than October 31, 2001, and (b) maintain cash management arrangements satisfactory to the Banks at all times thereafter.


     ss.10. Conditions to Effectiveness. This Amendment shall become effective only upon the satisfaction of the following conditions:

          (a) this Amendment shall have been executed and delivered by the Borrower, the Agent, the Co-Agent and the Majority Banks;

          (b)  the  Borrower   shall  have  paid  the   Amendment   Fee  to  the
     Administrative Agent, for the account of the Banks;


          (c) the Borrower shall have paid all unpaid fees and expenses of Bingham Dana LLP, FTI/Policano & Manzo and MHKB Consultants, LLC, to the extent that copies of invoices have been presented to the Borrower;

          (d) the Borrower and each Domestic Subsidiary shall have taken all actions reasonably requested by the Agent to confirm or insure the attachment, perfection or priority of the Agent's security interest in all existing and after-acquired assets of the Borrower and the Domestic Subsidiaries as contemplated by the Loan Documents, including intellectual property rights;

          (e) the Agent shall have received from the Borrower and each of the Domestic Subsidiaries, copies, certified by a duly authorized officer of such Person to be true and complete, of the records of all corporate action taken by such Person to authorize (i) such Person's execution and delivery of this Amendment and any other documents executed in connection therewith, and (ii) such Person's performance of all of its agreements and obligations under this Amendment. Such certified copies shall be in form and substance satisfactory to the Agent; and

          (f) the Agent shall have received a schedule of all bank accounts maintained by the Borrower and its Domestic Subsidiaries.

     ss.10. Ratification, Etc. Each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each of the Credit Agreement and the other Loan Documents to which such Borrower and Domestic Subsidiary is a party; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, the grant of a security interest under the Security Agreement and the Mortgages in all of the existing and after-acquiring or arising goods, accounts, chattel paper, investment property, documents, instruments, general intangibles and other personal property assets, including, without limitation, all bank accounts, in which such Borrower or Domestic Subsidiary has ownership or other rights, together with any and all Uniform Commercial Code financing statements and other instruments or documents previously executed in connection therewith to create, evidence, perfect or preserve the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, any and all Uniform Commercial Code financing statements executed by the Agent in the name of the Borrower or Domestic Subsidiary, pursuant to the power of attorney provisions contained in the Security Agreement, to perfect, preserve the perfection, or insure the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each mortgagor under a Mortgage hereby adopts again, ratifies and confirms, as its own act and deed, the mortgage of real estate assets in which such mortgagor has an ownership or other rights; each pledgor under a Pledge Agreement hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each pledge granted by such pledgor thereunder; and each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms, as its own act and deed, each of the other instruments or documents delivered in connection with the Credit Agreement or any of the Loan Documents and purported to be executed by it and acknowledges that all of the foregoing Loan Documents and other instruments, documents, filings and recordings shall continue in full force and effect. To the extent that it has not already done so, each of the Borrower and its Domestic Subsidiaries hereby waives all suretyship defenses of whatsoever nature, whether arising out of the Agent's or any Bank's dealings with any other Borrower or Domestic Subsidiary in respect of the Credit Agreement, any other Loan Document or otherwise. By its signature below, each of the Borrower and its Domestic Subsidiaries hereby consents to this Amendment, and after taking into account this Amendment, acknowledges that this Amendment shall not alter, release, discharge or otherwise affect any of its obligations under any Loan Document.

     ss.11. Release. In order to induce the Agent, the Co-Agent and the Banks to enter into this Amendment, each of the Borrower and its Domestic Subsidiaries acknowledges and agrees that: (i) neither the Borrower nor any Domestic Subsidiary has any claim or cause of action against the Agent, the Co-Agent or any Bank (or any of its respective directors, officers, employees or agent);
(ii) neither the Borrower nor any Domestic Subsidiary has any offset right, counterclaim or defense of any kind against any of their respective obligations, indebtedness or liabilities to the Agent, the Co-Agent or any Bank; and (iii) each of the Agent, the Co-Agent and the Banks has heretofore properly performed and satisfied in a timely manner all of its obligations to each of the Borrower and its Domestic Subsidiaries. The Borrower and its Domestic Subsidiaries wish to eliminate any possibility that any past conditions, acts, omissions, events, circumstances or matters would impair or otherwise adversely affect any of the Agent's, the Co-Agent's and the Banks' rights, interests, contracts, collateral security or remedies. Therefore, each of the Borrower and its Domestic Subsidiaries unconditionally releases, waives and forever discharges (A) any and all liabilities, obligations, duties, promises or indebtedness of any kind of the Agent, the Co-Agent or any Bank to the Borrower or any Domestic Subsidiary, except the obligations to be performed by the Agent or any Lender on or after the date hereof as expressly stated in this Amendment, the Credit Agreement and the other Loan Documents, and (B) all claims, offsets, causes of action, suits or defenses of any kind whatsoever (if any), whether arising at law or in equity, whether known or unknown, which any Borrower or Domestic Subsidiary might otherwise have against the Agent, the Co-Agent, any Bank or any of its directors, officers, employees or agent, in either case (A) or (B), on account of any past or presently existing condition, act, omission, event, contract, liability, obligation, indebtedness, claim, cause of action, defense, circumstance or matter of any kind.

     ss.12. Effect of Amendment. Except as expressly set forth herein, this Amendment does not constitute an amendment or waiver of any term or condition of the Credit Agreement or any other Loan Document, and all such terms and conditions shall remain in full force and effect and are hereby ratified and confirmed in all respects. Nothing contained in this Amendment shall be construed to imply a willingness on the part of the Banks to grant any similar or other future waivers of any of the terms and conditions of the Credit Agreement or the other Loan Documents. Nothing contained herein shall in any way prejudice, impair or otherwise adversely affect any rights or remedies of the Agent, the Co-Agent and the Banks under the Credit Agreement, as amended, or any other Loan Document. This Amendment shall constitute a Loan Document.

     ss.13. Reimbursement of Expenses. The Borrower acknowledges that all out of pocket costs and expenses incurred by the Agent, the Co-Agent and the Banks in connection with (a) the preparation, negotiation, execution, delivery and monitoring of this Amendment, (b) the discussions and meetings that preceded this Amendment, (c) the fees and disbursements of FTI/Policano & Manzo, MHKB Consultants, LLC and any other investment field examiner or business consultant retained in connection with ss.6 hereof, allocable costs of in-house counsel, and all legal and other professional and consultant's fees and disbursements), and (d) the filing, recording or submission of any UCC filings shall be paid by the Borrower and shall constitute a portion of the Obligations secured by the Collateral.. In the event that the Borrower fails to pay the fees and expenses of Bingham Dana LLP, FTI/Policano & Manzo or MHKB Consultants, LLC within five
(5) Business Days after presentation of any invoice therefor, then the Administrative Agent may make Revolving Credit Loans to cover such amounts.

     ss.14. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

     ss.15. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the undersigned have duly executed this Fourth Amendment as a sealed instrument as of the date first above written.


                            JACKSON PRODUCTS, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:

                            FLEX-O-LITE, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:

                            TMT-PATHWAY, L.L.C.



                            By:  __________________________________________
                                   Name:
                                   Title:



                            CRYSTALOID TECHNOLOGIES, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:



                            AMERICAN ALLSAFE COMPANY



                            By:  __________________________________________
                                   Name:
                                   Title:

                            SILENCIO/SAFETY DIRECT, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:

                            FLEET NATIONAL BANK (f/k/a BankBoston, N.A.), individually and as Agent



                            By:  __________________________________________
                                   Name:
                                   Title:

                            FIRSTAR BANK (f/k/a Mercantile Bank National
                            Association), individually and as Co-Agent




                            By:  __________________________________________
                                   Name:
                                   Title:

                            PB CAPITAL CORPORATION



                            By:  __________________________________________
                                   Name:
                                   Title:



                            By:  __________________________________________
                                   Name:
                                   Title:

                            ANTARES CAPITAL CORPORATION



                            By:  __________________________________________
                                   Name:
                                   Title:

                            COMERICA BANK



                            By:  __________________________________________
                                   Name:
                                   Title:

                                                     BANQUE PARIBAS



                            By:  __________________________________________
                                   Name:
                                   Title:

                            GENERAL ELECTRIC CAPITAL CORPORATION



                            By:  __________________________________________
                                   Name:
                                   Title:

                            KEY CORPORATE CAPITAL, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:

                            DEUTSCHE FINANCIAL SERVICES CORPORATION



                            By:  __________________________________________
                                   Name:
                                   Title:

                            ORIX FINANCIAL SERVICES, INC.



                            By:  __________________________________________
                                   Name:
                                   Title:

                                    SCHEDULE

                               Specified Defaults


Financial Covenants. Failure to comply with one or more of the following financial covenants for the following periods:

     ss.11.1 ("EBITDA to Total Interest Expense") - Periods ending at the end of June, 2001, September 2001 and December 2001

     ss.11.2 ("Leverage Ratio") - Periods ending at the end of June, 2001, September 2001 and December 2001

     ss.11.3 ("Consolidated Operating Cash Flow to Total Debt Service") - Periods ending at the end of September 2001 and December 2001