Form 10-K
period 2001-12-31
JACKSON PRODUCTS INC
filed 2002-04-01
CIK 906737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 333-53987

                             JACKSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
DELAWARE                                                              75-2470881

--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               2997 CLARKSON ROAD
                          CHESTERFIELD, MISSOURI 63017
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (636) 207-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The common stock of the registrant is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002.

                      43,172 shares of Class A Common Stock
                      15,647 shares of Class B Common Stock
                      2,849 shares of Class C Common Stock

                                TABLE OF CONTENTS

ITEM 1         BUSINESS......................................................1
ITEM 2         PROPERTIES...................................................12
ITEM 3         LEGAL PROCEEDINGS............................................12
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS......................................................13
ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..........................................13
ITEM 6         SELECTED FINANCIAL DATA......................................13
ITEM 7         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................14
ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..................................................25
ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................26
ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................27
ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS.............................27
ITEM 11        EXECUTIVE COMPENSATION.......................................29
ITEM 12        SECURITY OWNERSHIP AND CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT........................................33
ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............36
ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 10-K.........................................37

ITEM 1.    BUSINESS

GENERAL

     The Company is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the personal and highway safety markets, principally throughout North America and in Europe. The Company markets its products under established, well-known brand names to an extensive network of distributors, wholesalers, contractors and government agencies. The Company currently has two reportable business segments: Personal Safety Products
(PSP) and Highway Safety Products (HSP).

COMPANY HISTORY

     Jackson Acquisition Corp., a Delaware corporation, was formed on July 27, 1995 for the purpose of acquiring all of the outstanding common stock of Jackson Holding Company, a Delaware corporation (Holding), which owned all of the outstanding common stock of Jackson Products, Inc. On August 16, 1995, Jackson Acquisition Corp. purchased all of the outstanding stock of Holding. Immediately following this stock purchase, Jackson Acquisition Corp. and Jackson Products, Inc. were merged into Holding, with Holding surviving the merger. Following the merger, Holding was renamed Jackson Products, Inc. and is referred to in this document as the Company.

     Since 1995, the Company has made several acquisitions in both its PSP and HSP segments:

         PSP Acquisitions

               Jackson. Jackson Products, Inc. (its predecessors entity) was founded in 1932. Jackson designs, manufactures and distributes safety products primarily to welding and other industrial markets. These products are designed to protect individuals from various head, eye and face hazards. Jackson's product offering includes welding helmets, hardhats, face shields, safety spectacles and prescription safety eyewear frames.

               OSD. OSD Envision, Inc. (OSD), founded in 1990 and acquired by the Company in 1996, believes it is the only manufacturer of auto-darkening welding filter lenses in North America. OSD offers a wide range of auto-darkening welding filter lenses and distributes these products internationally through welding distributors. In 1999, OSD was merged into the Company.

               Allsafe. American Allsafe Company (Allsafe), founded in 1929 and acquired by the Company in 1998, designs, manufactures and distributes safety products to industrial, construction, janitorial, healthcare and food service customers. These products are designed to protect individuals from various head, eye, ear and face and other hazards. Allsafe's product offering includes safety goggles, hardhats, hearing protection products and general hazard warnings.

               Kedman. Kedman Company (Kedman), founded in 1924 and acquired by the Company in 1998, designs, manufactures and distributes safety products primarily to welding and other industrial markets. These products are designed to protect individuals from various head, eye and face hazards. Kedman's product offering includes welding and specialty helmets, goggles and glasses, faceshields and brackets, filters and lenses and electronic lenses. In 1999, Kedman was merged into Allsafe and its operations were consolidated with the Company's Belmont, Michigan operations.

               Crystaloid.  Crystaloid  Technologies,  Inc., founded in 1976 and acquired by the Company in 1998, designs and manufactures liquid crystal displays and filters for mid-market manufacturers of industrial, commercial and aviation equipment. The Crystaloid Acquisition provides the Company with in-house production of liquid crystal shutters for use in the Company's auto-darkening welding filter lenses.

               Jackson Products Europe. Jackson Products Europe GmbH (Jackson Products Europe) (formerly Lansec Holding GmbH), founded in 1983 and acquired by the Company in 1997, currently operates in the United Kingdom. This business distributes welding safety products throughout Europe. Jackson Products Europe provides the Company with in house European distribution capabilities for its auto-darkening product line.

               Silencio/Safety Direct. Silencio/Safety Direct, Inc. (Silencio/Safety Direct), founded in 1972 and acquired by the Company in 1998, designs, manufactures and distributes hearing protection products for the sporting industry.

         HSP Acquisitions

               Flex-O-Lite. Flex-O-Lite, Inc. (Flex-O-Lite), founded in 1942 and acquired by Jackson Products, Inc. (its predecessors entity) in 1994, designs, manufactures and distributes reflective and industrial glass beads. Reflective glass beads are used as the reflective agent in a wide range of applications, including pavement striping, aviation runways, reflective sheeting, pavement tape, license plates and essentially any product with reflective characteristics. Flex-O-Lite believes it is the only North American manufacturer and distributor of high index glass beads, which offer a high degree of reflectivity required for applications such as reflective sheeting and signage products.

               Services and Materials. Services and Materials (SMC), founded in 1971 and acquired by Jackson Products Inc. (its predecessors entity) in 1994, manufactures and distributes a broad range of safety products primarily to highway construction markets. Its broad product offering includes traffic cones, channelizers, barricade lights, traffic flags, reflective vests and reflective pavement tape.

               TMT-Pathway. TMT-Pathway, LLC (TMT Pathway) was formed by the Company in 1999 to acquire the assets of Morton Traffic Markings, a division of Morton International, Inc. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety market.

               As part of its acquisition strategy, the Company does not brand acquired businesses or products with the Jackson name. Even though certain of the Company's acquired companies have merged into other companies within the Company's corporate structure, brand names of acquired companies continue to exist within the Company's product lines. The Company's current organizational structure is as follows:


                              Jackson Product, Inc.
                                       ||
                                       ||
                                       ||
                =======================  ====================
                |                                           |
                |                                           |
                \/                                          \/
             Personal                                    Highway
              Safety                                     Safety
             Products                                    Products
                |                                           |
   -------------|------------------                ---------|-------------
   |            |                 |                |                     |
   |            |                 |                |                     |
American        Crystaloid      Jackson       TMT-Pathway,          Flex-O-Lite,
Allsafe         Technoligies,   Products          LLC                Inc. (A)
Company         Inc.            Europe GmbH                              |
   |                                                                     |
   |                                                                Flex-O-Lite,
Silencio/                                                               Ltd.
Safety
Direct,
 Inc.


(A) Some of the Flex-O-Lite products are marketed under the Services and Materials brand name.

CORPORATE RESTRUCTURING

     On February 2, 2001, the closing of the transactions contemplated under the Stock Purchase Agreement, (the Purchase Agreement), dated December 29, 2000, between the Company, SCG Acquisition LLC, an affiliate of Summit Capital Group, LLC (SCG), and the then stockholders of the Company (the Stockholders), as amended February 1, 2001, occurred. Pursuant to the terms of the Purchase Agreement, the Stockholders sold 50% of the common stock of the Company (the Common Stock) to affiliates of SCG.

SEGMENTS

     The Company has two reportable business segments. The PSP segment manufactures and sells thousands of safety products including welding helmets, auto-darkening welding filter lenses, safety caps, hardhats, face shields, visors, safety goggles, spectacles and hearing protection products under its well-known brand names: American Allsafe Co., Huntsman, Jackson Products, Jackson Safety, Lamba and Silencio. PSP represented approximately 44% of the Company's net sales in 2001.

     The HSP segment sells reflective glass beads, cones, channelizers, pavement tape, flags, vests, roll-up signs, barricades, high-intensity lights, traffic coatings and specialized coatings applications equipment under well-known brand names: Blast-O-Lite, Dura-Line, Dura-Stripe, Flex-O-Lite, Legend-Build, Morline, Norline, Services & Materials, TMT-Traffic Marking Technologies and Weather Line. HSP represented approximately 56% of the Company's net sales in 2001.

PRODUCT GROUPS

     The following table depicts the Company's product groups by segment, major product lines and primary end-users:


--------------------------------------------------------------------------------
                             JACKSON PRODUCTS, INC.
                         2001 NET SALES: $200.2 MILLION
--------------------------------------------------------------------------------


--------------------------------------        ----------------------------------
        PERSONAL SAFETY PRODUCTS                    HIGHWAY SAFETY PRODUCTS
     2001 net sales: $87.8 million              2001 net sales: $112.4 million
          (Approximately 44%)                         (Approximately 56%)

OPERATING UNITS                                 OPERATING UNITS
o Allsafe                                       o Flex-O-Lite
o Crystaloid                                    o SMC
o Jackson                                       o TMT-Pathway
o Jackson Products Europe
o Silenco/Safety Direct
           -------------------                       -------------------

MAJOR PRODUCT LINES                             MAJOR PRODUCT LINES
o Auto-darkening welding filter lenses          o Barricades
o Face Shields                                  o Channelizers
o First aid supplies                            o Cones
o Hardhats                                      o Flags, vests and roll-up signs
o Hearing protection                            o Glass beads
o Prescription  safety eyewear frames               Traffic beads
o Safety goggles                                    High index beads
o Safety  spectacles                                Industrial beads
o Welding helmets                               o Pavement tape
                                                o Plastic barrier/safety fencing
                                                o Reflective sheeting
                                                o Sign stands
           -------------------                       -------------------


PRIMARY END-USERS                               PRIMARY END-USERS
o Construction                                  o Highway contractor supply and
o Food service                                      rental companies
o Healthcare                                    o Independent contract road
o Industrial                                        stripers
o Janitorial                                    o Industrial
o Sporting                                      o State and local municipalities
o Welding                                       o Thermoplastic manufacturers

--------------------------------------        ----------------------------------

PRODUCTS - PERSONAL SAFETY PRODUCTS SEGMENT

     Within PSP, the Company classifies its products in four main categories: eye and face protection, head protection, hearing protection and other personal safety. The Company's personal safety products are designed to protect workers from various eye, face and head hazards in manufacturing environments, including flying debris, chemical splashes, excessive noise, fumes and ultra violet rays.

     Eye And Face Protection. The Company produces auto-darkening welding filter lenses and non-prescription protective eyewear, goggles, face shield and visors. The Company's auto-darkening lenses automatically change tint when a welder begins to weld. The Company's auto-darkening lenses are highly advanced and feature the Company's proprietary Electronic Quick Change (EQC) technology. Prior to the introduction of the auto-darkening lenses, welding filters were opaque, forcing a welder to lift his helmet when not welding. The Company's auto-darkening lenses allow welders to see without lifting their helmets, which improves productivity and reduces injuries.

     The Company sells a complete line of non-prescription safety spectacles, known as "planos", primarily to the construction, manufacturing and health-care industries. These non-prescription protective spectacles protect an individual's eyes from flying objects, sparks and chemical splashes in a multitude of industrial and commercial settings. All of the Company's safety spectacles have been designed to comply with ANSI Z-87.1989, which requires each spectacle to sustain the impact of a one-quarter inch ball traveling at a velocity of 150 feet per second and to resist melting at temperatures up to 400 degrees. These products are marketed under the American Allsafe, Huntsman, Jackson and Silencio brand names. The Company also produces certain of its goggles, face shields and visors under private label brands.

     Head Protection. The Company sells a broad line of head protection products, including hardhats and safety caps for construction, welding and general industry use. The Company's head protection products are sold under the Jackson, Morsafe and American Allsafe Co. brand names. The product line includes "bump" caps, full-brim hats and traditional hardhats, all with four or six point suspensions, ratchet adjustments, and a wide selection of colors and custom imprintings. These products are marketed under the American Allsafe, Huntsman and Jackson brand names. The Company also produces certain of its hardhats and safety caps under private label brands.

     Hearing Protection. The Company's line of hearing protection products includes earplugs, earmuffs and "auto-blocking" technology that ensures sound levels never exceed 82 dBA while amplifying normal conversation, warning shouts and alarms up to 16 dBA. This technology protects the wearer from harmful noise while permitting the wearer to communicate with co-workers and maintain awareness of his or her surroundings. The Company is a leading provider of hearing protection products within the shooting sports industry and is a leading supplier of these ear protection products to mass merchandisers and government agencies.

     Other Personal Safety. The Company's other personal protection products include safety warning products. The Company's line of safety warning products provide visual warnings against hazards and help to prevent costly slip and fall and other accidents. These products include cones, signs, barricades, fences, tape, lights, flags, floor stands and banners. These products are marketed under the American Allsafe, Jackson, Lamba and Silencio brand names in addition to private label brands.

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

     Reflective Glass Beads. The Company designs, manufactures and distributes industrial and traffic reflective glass beads, which are used in applications that require enhanced visibility. Glass beads are used in highway striping, industrial cleaning and polishing, airport runway striping, reflective sheeting, pavement tape, and reflective tape applied to traffic cones, safety vests and clothing, and traffic signs. Beads with a low refractive index are used in road striping and industrial applications while beads with a high refractive index are used in airport runway striping, reflective sheeting, pavement tape and other applications. These products are marketed under the Flex-O-Lite and Blast-O-Lite brand names.

         Traffic Safety And Work Zone Protection Equipment. The Company manufactures over 300 traffic safety and work zone protection products such as traffic cones, delineators, barricades, channelizers, pavement tape, flags, vests, roll-up signs, sign stands and barricade lights. The products are designed to enhance visual recognition of highway hazards and reduce accidents and injury. These products are marketed under the Services & Materials brand name.

         Traffic Markings. The Company manufactures primarily low volatile organic content (VOC) solvent-based and waterborne coatings for traffic markings. Markings are organized into conventional and durable types of products. Durable markings (including the Dura-Line, Dura-Stripe, and Legend-Build brands) are brighter and longer lasting than conventional paint products (the Company's Morline and Norline brands). Durable markings have life expectancies of five to ten years, while conventional markings generally have a life expectancy of one-year.

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

SALES AND DISTRIBUTION

         Personal Safety Products

         Primary customers for personal safety products are found in the welding, construction, janitorial, healthcare, sporting and food service sectors as well as throughout general industry, including oil, gas and chemical processors, metal fabricators and auto and aircraft manufacturers. The Company distributes its personal safety products domestically primarily through a network of wholesalers and distributors. The Company's sales force directs its efforts at the distributor and end-user levels to create an effective distribution of products to the market. The Company's in-house sales forces are covered by incentive bonus plans while the Company's manufacturer representatives are compensated on a varying commission structure. These salespeople and agents are supported by regionally based sales and technical specialists allowing the Company to deliver high levels of customer service locally in its significant markets. The Company's web sites include www.jacksonproducts.com, www.huntsmanproducts.com, www.americanallsafe.com and www.crystaloid.com. Internationally, the Company distributes its products primarily through a subsidiary located in the United Kingdom and through an independent agency in Latin America.

         Highway Safety Products

         Primary customers for highway safety products include state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies. The Company distributes its highway safety products through direct sales and catalogs. The Company's line of reflective and industrial glass beads are sold by salespeople directly to state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies. The Company's other highway safety products are sold through distribution via a combined effort of in-house sales personnel, manufacturers representatives, a well-circulated Company catalog, the Company's web sites (www.tmtpathway.com, www.flexolite.com and www.servmat.com) and inclusion of the Company's products in various industrial supply catalogs.

MANUFACTURING

         The Company uses a variety of manufacturing processes to produce products for the personal and highway safety product industry. Products manufactured from plastic, polycarbonate, polyvinylchloride (PVC), resins and similar raw materials are produced using injection molding, compression molding, flow molding and blow molding techniques. These products include welding helmets, hardhats, cones, channelizers, safety goggles and face shields.

         The Company (through Crystaloid) possesses liquid crystal technology, which it uses to produce liquid crystal shutters used in the Company's auto-darkening welding filter lenses. The Company also utilizes this technology for liquid crystal displays used in the aviation industry.

         The Company (through Flex-O-Lite) produces low index glass beads through a process by which cullet, or scrap glass, is processed through a pulverizer, screened and stored by size. The ground cullet is then fed into the bottom of a gas burner, and as the cullet rises it melts to form spheres, which are cooled and packed. High index glass beads are produced with virgin raw materials, which are mixed in a hopper then heated into molten glass. The molten glass is passed through a break-up burner where it is formed into glass beads. The 1.9x beads are cooled and sorted, the 2.1x beads are passed through another burner, which effectively polishes the beads to result in the higher refraction.

         The Company (through TMT-Pathway) produces conventional traffic markings, which consist of a carrier, either water or organic solvent, resin, pigment, fillers and additives for wetting, flow, stability and drying rate. In addition, the Company produces durable traffic markings which are methyl methacrylate-based markings applied by hand or machine to provide extremely durable marking for traffic control edge lines, legends and crosswalks.

RAW MATERIALS

         Raw materials used by the Company in the manufacture of its products are purchased both domestically and internationally. The Company believes that its supply sources are well established and reliable. Although the Company has no long-term supply contracts, it has experienced no significant problems in supplying its operations. While the Company has ongoing relationships with certain suppliers of raw materials, the Company believes that if these suppliers were unavailable, it could obtain raw materials from other vendors at competitive prices. Raw material prices fluctuate over time depending on supply, demand and other factors. Increases in certain raw material prices, such as natural gas, could have a material adverse impact on the Company's financial performance. In 2001, high natural gas prices resulted in the Company's natural gas expense increasing from $5.3 million in 2000 to $7.5 million in 2001.

INTELLECTUAL PROPERTY

         It is the Company's policy to protect certain of its intellectual property through a range of measures, including trademark registrations, patents and confidentiality agreements. The Company owns and uses trademarks and brand names to identify itself as a source of certain goods. The following brand names of certain PSP products and product lines are registered in the United States:
American Allsafe Co., EQC, Huntsman, Jackson, Lamba, Morsafe and Team Silencio. The following brand names of certain HSP products and product lines are registered in the United States: Blast-O-Lite, Dura-Line, Dura-Stripe, Flex-O-Lite, Legend-Build, Morline, Night Flasher, Norline, Sundowner, TMT-Traffic Marking Technologies and Weather Line.

         The Company generally protects its material intellectual property rights through the filing of applications for and registrations of trademarks and patents. In addition, the Company requires certain of its employees, consultants and certain other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights.

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

GOVERNMENT REGULATION, INDUSTRIAL STANDARDS AND FEDERAL SPENDING

         Government regulation mandating the use of personal safety equipment for certain job classifications and work site environments is the most significant factor in the creation of demand for personal safety equipment. OSHA generally regulates the workplace environments in which personal safety equipment must be worn and specifies the standards which such equipment must meet. The Company believes it has complied in all material respects with the regulations and standards of these agencies, and any non-compliance with such regulations and standards in the past has not had a material adverse effect on its business.

         The primary users of the Company's personal safety products are industrial workers in the United States. As a result, decreases in general employment of industrial workers or in construction related activities may have an adverse effect on the Company's sales. The Company's sales may also be adversely affected by changes in safety regulations covering industrial workers in the United States and in the level of enforcement of such regulations. Changes in regulations could reduce the need for and the utility of certain products manufactured by the Company.

         The United States and Canadian regulatory agencies each mandate that the Company's products meet performance standards established by private groups, such as the American National Standards Institute (ANSI) and the Canadian Standards Association (CSA), respectively. The Company's eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. The Company maintains and operates on-site testing labs at its facilities, which are equipped to perform necessary tests.

         The Company's future success and growth depends in part on continued public expenditure on highway infrastructure. Federal funding, authorized by the Transportation Equity Act for the 21st Century (TEA-21), which was signed into law in 1998, is focused on improving the nation's existing roads. Highway improvement requires the purchase of safety products to reduce construction site hazards for motorists as well as for construction workers. TEA-21 authorized $218 billion from 1998 to 2003 - a 43 percent increase in federal highway funding over the previous six years under the $155 billion Intermodal Surface Transportation Efficiency Act (ISTEA). In addition, TEA-21 has increased federal funding for highway safety programs by approximately $110 million over previous years, for a total expenditure of $550 million per year, representing a 25% increase in safety program funding over earlier ISTEA levels. In fiscal year 2001, the US Department of Transportation distributed TEA-21 funds totaling $33.4 billion. The transportation appropriations subcommittee's 2002 spending bill contains $32.7 billion for the federal-aid highway program.

RISK FACTORS

         In addition to the other information contained in this document, investors should carefully consider the following risks.

         THE COMPANY HAS SIGNIFICANT INDEBTEDNESS AND IS HIGHLY LEVERAGED, WHICH MAY LIMIT ITS ABILITY TO BORROW ADDITIONAL FUNDS OR CAPITALIZE ON ACQUISITION OR OTHER BUSINESS OPPORTUNITIES.

         As of December 31, 2001, the Company had total indebtedness of approximately $216 million, consisting of $101 million of indebtedness under its bank credit facility (the Credit Facility) and $115 million of 9 1/2% SenioR Subordinated Notes due 2005 (the Notes). As of December 31, 2001, the Company had a stockholders' deficit of approximately $76 million. The Company's significant indebtedness and resulting leverage could have important consequences, including the following:

          o the Company's ability to obtain additional financing, for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

          o the Company's ability to direct the use of its excess cash flow, a substantial portion of which must be paid to lenders under the Credit Facility, limiting the Company's financial flexibility;

          o a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes;

          o certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of higher interest rates;

          o the indebtedness outstanding under the Company's Credit Facility is secured by substantially all of the assets of the Company;

          o the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and

          o the Company's substantial degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

         The Company's ability to make scheduled payments of principal of, or to pay interest or liquidated damages, if any, on, or to refinance, its indebtedness will depend on its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors that are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient to service its indebtedness in the future. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the amount of proceeds which the Company could realize therefrom. In 2004, a significant portion of the Company's outstanding long-term debt will mature, including the Credit Facility. The Company can provide no assurance that it will be able to refinance its indebtedness on commercially reasonable terms, if at all.

         The Company's Credit Facility and the Indenture governing the Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The Company is required to comply with specified financial ratios and tests under the Credit Facility. The Company's ability to comply with the covenants contained in the Credit Facility and the Indenture may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default under the Credit Facility, which would permit the senior lenders thereunder to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest. If the senior lenders were to accelerate the maturity of the Credit Facility, the holders of the Company's Notes would be able to accelerate the maturity of the Notes.

         During 2001, the Company violated certain financial covenants contained in the Credit Facility. Although the lenders under the Credit Facility agreed to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility during 2001, the Company had to incur substantial additional interest and other costs relating to the Credit Facility, was restricted in its access to a portion of its revolving credit facility and was required to execute a series of amendments to the Credit Facility. On March 29, 2002, the Company and the lenders under the Credit Facility entered into a fifth amendment to the Credit Facility. Pursuant to the fifth amendment to the Credit Facility, the lenders under the Credit Facility have agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility and to reset the financial covenants and effect other amendments to the Credit Facility. While the Company believes it will be able to satisfy the new requirements of the Credit Facility through 2003, no assurance can be provided in this regard. Please read "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information concerning the Credit Facility and the fifth amendment.

         THE MARKETS IN WHICH THE COMPANY COMPETES ARE HIGHLY COMPETITIVE.

         The personal and highway safety products industries are highly competitive. The Company believes that participants in these industries compete primarily on the basis of product characteristics (such as functional performance, design and style), price, brand name recognition and service. Some of the Company's competitors have greater financial and other resources than the Company, and the Company's cash flows from operations could be adversely affected by competitors' new product innovations and pricing changes made by the Company in response to competition from existing or new competitors. Individual competitors may have advantages and strengths in different sectors of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time and price. There can be no assurance that the Company will be able compete successfully against current and future competitors or that the competitive pressures faced by the Company will not adversely affect its financial condition or operations.

         THE  COMPANY'S   RESULTS  OF  OPERATIONS   ARE  DEPENDENT  ON  EXISTING
         REGULATIONS AND FEDERAL SPENDING ON PRODUCTS THE COMPANY SELLS.

         The Company's net sales may be adversely affected by changes in safety regulations covering industrial workers in the U.S. and Canada and in the level of enforcement of such regulations. Certain changes in regulations could reduce the utility of certain products manufactured by the Company, requiring the Company to reengineer such products and thereby creating opportunities for its competitors. In addition, road and highway marking requirements and specifications for products approved for use on highways are subject to comprehensive regulation by various governmental authorities. The Company sells a significant portion of its highway safety products in the U.S. to various governmental agencies through fixed price contracts awarded by competitive bids submitted to state and local agencies. Many of these governmental agency contracts are awarded on an annual basis. Accordingly, notwithstanding the Company's long-standing relationship with various governmental agencies, the Company may lose its contracts with such agencies to lower bidders in the competitive bid process. Moreover, the terms and conditions of such sales and the government contract process are subject to extensive regulation by various federal, state and local authorities in the U.S. and Canada.

         The Company sells glass traffic beads to the U.S. federal government, state governments, local and municipal government agencies, and the provincial and local governments of Canada. The Company also sells glass traffic beads to independent highway line stripers who contract with state, local and provincial governments. Approximately 49% of the Company's glass traffic beads' sales are to government agencies, and any reduction in the spending patterns of the government agencies could adversely affect revenue from sales of the Company's products.

         THE COMPANY IS DEPENDENT ON CERTAIN KEY PERSONNEL.

         The operations of the Company depend significantly upon the efforts of certain members of senior management, particularly those listed under "Item 10 -- Directors and Executive Officers." The extended loss of the services of these or other officers could have a material adverse effect upon the Company's business, results of operations and financial condition.

         THE COMPANY IS CONTROLLED BY CERTAIN INVESTORS, WHOSE INTERESTS MAY NOT BE ALIGNED WITH OTHER INVESTORS.

         The Jordan Investors and the Summit Investors own, directly or indirectly, approximately 73% of the outstanding shares of the capital stock of the Company. In connection with the fifth amendment, the Jordan Investors and the Summit Investors have committed to purchase up to $13.0 million of units consisting of secured senior subordinated notes and warrants. The terms of this investment must be satisfactory to the lenders under the Credit Facility. Please read "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding this investment. These notes, which will be secured on a second lien basis, could create conflicts with the holders of the Company's other indebtedness, particularly in the event of the Company's bankruptcy. As a practical matter, the Jordan Investors and the Summit Investors have substantial influence in connection with the election of the board of directors of the Company and, in general, in the determination of the outcome of corporate transactions or other matters submitted to the stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company's assets, which could prevent or cause a change in control of the Company. In addition, the Company's Stockholders Agreement sets forth certain rights and obligations of the Company and its stockholders with respect to, among other things, the election of directors, restrictions on transfer, co-sale rights, right to joint sales, forced sales and registration rights. Several of these provisions could prevent or cause a change of control of the Company.

         As described above, the Jordan Investors and the Summit Investors have committed to infuse additional capital into the Company in connection with the fifth amendment to the Credit Facility. The Company can provide no assurance that the Jordan Investors, the Summit Investors or other third parties will provide additional capital to the Company should similar circumstances arise in the future.

         THE COMPANY MAY BE THE SUBJECT OF PRODUCT LIABILITY CLAIMS.

         The Company faces an inherent business risk of exposure to product liability claims arising from the potential failure of its products to prevent the types of personal injury or death against which they are intended to protect. Although the Company has not experienced any material uninsured losses due to product liability claims, there can be no assurance that it will not experience such losses in the future. In the event any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. In the past, the Company has had warranty claims requiring the Company to replace defective products and repair work. The Company maintains insurance against product liability claims, but there can be no assurance that such insurance coverage will be adequate for liabilities actually incurred. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against the Company, would have a material adverse effect on the Company's business, operating results and financial condition.

         THE COMPANY MAY NOT BE ABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR AVOID INFRINGEMENT ON THE PROPRIETARY RIGHTS OF THIRD PARTIES.

         The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While the Company has been issued patents and has registered trademarks with respect to many of its products, there can be no assurance that competitors of the Company will not independently develop similar or superior products or technologies, duplicate any of the Company's designs, trademarks, processes or other intellectual property or design around any processes or designs on which the Company has or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that the Company may use or desire to use, so that the Company may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. There can be no assurance that any such license would be made available to the Company on acceptable terms, if at all, or that the Company would prevail in any such contest. In addition to patent and trademark protection, the Company also protects trade secrets, know-how and other confidential information against unauthorized use by others or, disclosure by persons who have access to them, such as employees of the Company, through contractual arrangements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the company is unable to maintain the proprietary nature of its technologies, the Company could be materially adversely affected.

EMPLOYEES

         As of December 31, 2001, the Company had a workforce of 895 employees as compared to 976 employees as of December 31, 2000. The Company has 15 hourly employees in Canada represented by a union pursuant to a collective bargaining agreement and 14 hourly employees in California represented by a union pursuant to a collective bargaining agreement. Both agreements expire in November 2002.

ITEM 2.    PROPERTIES

         In addition to its executive offices in Chesterfield, Missouri, the Company operates 15 major facilities in the United States, Canada and the United Kingdom with a total area (including the executive offices) of approximately 740,000 square feet, of which the Company currently owns approximately 585,000 square feet and leases approximately 155,000 square feet. These facilities include:

          Location                  User/ Subsidiary               Primary Use            Square       Owned/            Lease
                                                                                            Feet        Leased         Expiration
-----------------------------    -----------------------    --------------------------    ----------   ----------     -------------
Corporate Headquarters
                                                            Corporate and
Chesterfield, Missouri           Corporate                  Administration                   15,000     Leased          9/14/02

Personal Safety Products
                                                            Manufacturing and
Belmont, Michigan                Jackson                    Distribution                    148,100      Owned            --
                                                            Manufacturing and
Tonawonda, New York              Allsafe                    Distribution                    100,000      Owned            --
                                                            Manufacturing and
Sparks, Nevada                   Silencio                   Distribution                     20,000     Leased          5/15/06
                                                            Manufacturing and
Hudson, Ohio                     Crystaloid                 Distribution                     36,770      Owned            --
                                 Jackson Products           Manufacturing and
Birmingham, U.K.                 Europe                     Distribution                     20,000     Leased          12/31/06

Highway Safety Products
                                                            Manufacturing and
Fenton, Missouri                 SMC                        Distribution                     84,414     Leased          12/31/05
                                                            Manufacturing and
Fenton, Missouri                 Flex-O-Lite                Distribution                     20,400     Leased          3/31/03
Idabel, Oklahoma                 Flex-O-Lite                Manufacturing                    24,000      Owned            --
                                                            Manufacturing and
Muscatine, Iowa                  Flex-O-Lite                Distribution                     31,903      Owned            --
                                                            Manufacturing and
Paris, Texas                     Flex-O-Lite                Distribution                     91,363      Owned            --
                                                            Manufacturing and
St. Thomas, Ontario, Canada      Flex-O-Lite                Distribution                     21,244      Owned            --
Belmont, Ontario, Canada         Flex-O-Lite                Distribution                     10,000     Leased          Monthly
                                                            Manufacturing and
Los Angeles, California          TMT-Pathway                Distribution                     25,242      Owned            --
                                                            Manufacturing and
Salem, Oregon                    TMT-Pathway                Distribution                     76,254      Owned            --
                                                            Manufacturing and
Salem, Oregon                    TMT-Pathway                Distribution                     30,598      Owned            --


         The Company believes that its facilities are adequate for its current production requirements and the Company's expected requirements for the foreseeable future. However, the Company may shift operations among existing facilities in order to maximize production efficiency.

         In the third quarter of 2002, the Company's corporate headquarters will be relocated from Chesterfield, Missouri to O'Fallon, Missouri. The new facility is a 12,500 square foot facility and is expected to be leased through August 30, 2007. The Company believes this relocation will result in approximately $0.1 million of annual savings.

ITEM 3.    LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. The Company is not aware of any pending or threatened legal proceeding which would reasonably be expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market. The only authorized, issued and outstanding classes of capital stock of the Company are the Company's Class A common stock, Class B common stock and Class C common stock. There is no established trading market for the Company's common stock. As of March 15, 2002, 43,172 shares of Class A common stock were issued and outstanding, 15,647 shares of Class B common stock were issued and outstanding and 2,849 shares of Class C common stock were issued and outstanding. As of such date, the Class A common stock, Class B common stock and Class C common stock was held of record by 23, 4 and 10 holders, respectively.

         Dividends. The Company has not declared or paid any cash dividends on its common stock since its formation in August 1995. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the board of directors of the Company, and will depend among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has no plans to pay any cash dividends on the common stock in the foreseeable future. In addition, the Company's ability to pay cash dividends is restricted by the Company's Credit Facility and the Indenture governing the Company's 9 1/2% Senior Subordinated Notes due 2005.

     Recent Sales of Unregistered Securities. The Company has not sold any unregistered securities in the last three years.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth the summary historical financial data of the Company for the fiscal years ending December 31, 1997 through 2001. The summary information set forth below should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this document.

                                                                          YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                2001           2000             1999              1998             1997
                                                ----           ----             ----              ----             ----
                                                                           (IN THOUSANDS)
Statement of Operations Data:
   Net sales ..............................  $ 200,198        $ 221,176        $ 213,208        $ 165,232        $ 123,417
   Cost of sales ..........................    147,050          153,883          145,120          111,325           87,466
   Restructuring charges ..................      3,805             --               --               --               --
   Selling, general & administrative
      Expenses ............................     35,131           36,328           35,261           27,566           15,205
   Asset sales ............................       --               --               --                576              335
   Amortization of intangibles ............     15,008           17,733           15,023            9,654           16,378
   Impairment of intangibles ..............      2,138             --               --               --               --
   Operating (loss) income ................     (2,934)          13,232           17,804           16,111            4,033
   Other expenses:
   Interest expense .......................    (19,709)         (20,744)         (19,347)         (15,803)         (12,050)
   Amortization of deferred financing costs     (1,500)          (1,500)          (1,501)          (1,271)          (1,261)
   Transaction related expenses ...........     (1,211)            --               --               --               --
   Other ..................................       (852)          (1,069)            (880)            (643)            (401)

   Loss before income tax provision and
      extraordinary item ..................    (26,206)         (10,081)          (3,924)          (1,606)          (9,679)
   Income tax expense (benefit) ...........     (6,053)          (3,287)          (1,172)             224              684
   Loss before extraordinary item .........    (20,153)          (6,794)          (2,752)          (1,830)         (10,363)
   Extraordinary item:
      Loss due to early extinguishment of
      debt ................................       --               --               --             (7,558)            --
   Net loss ...............................  $ (20,153)       $  (6,794)       $  (2,752)       $  (9,338)       $ (10,363)




Other Data:
   EBITDA(1) ..............................  $  28,617        $  40,007        $  39,542        $  31,111        $  24,660
   Depreciation and amortization ..........     25,542           27,779           23,239           15,793           20,292
   Capital expenditures, net ..............      3,904            5,862            5,836            6,670            3,246
   Ratio of earnings to fixed charges (2) .       --               --               --               --               --
   Cash  provided by operating activities .      1,096           12,496           15,144           15,417           10,313
   Cash used in investing activities ......     (3,904)          (5,862)         (45,764)         (54,267)          (5,890)
   Cash provided by (used in) financing
      activities ..........................      2,778           (6,490)          30,537           38,654           (3,900)
Balance Sheet Data:
   Cash ...................................  $     358        $     388        $     244        $     327        $     523
   Total assets ...........................    165,958          183,724          196,393          171,239          125,047
   Redeemable preferred stock and
      long-term debt, including current
      portion .............................    215,555          214,651          221,027          190,389          133,452
   Total stockholders' deficit ............    (75,982)         (58,147)         (51,188)         (47,712)         (31,277)


(1) EBITDA represents net loss plus interest, taxes, depreciation, amortization, certain non-cash charges and or non-recurring charges. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles
         (GAAP). The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees of approximately $0.9 million, both of which are subordinated to the Company's obligations under its financing agreements, nor has it been increased for the $0.4 million gain on sale of the Company's Salt Lake City, Utah facility. EBITDA for the year ended December 31, 2001, excludes non-recurring transaction expenses and restructuring charges including: $2.2 million for payment of stock appreciation rights and stock options, $1.1 million of acquisition incentives, $1.2 million for elimination of certain product lines, $2.8 million associated with restructuring activities in the United States and Europe and $0.4 million of other non-recurring charges. EBITDA for the year ended December 31, 2000, excludes a non-recurring pre-tax loss of $0.5 million due to the closure of the Company's facility in Salt Lake City, Utah.

(2) In the computation of the ratio to fixed charges, earnings consist of income before taxes and extraordinary loss, plus fixed charges. Fixed charges consist of interest expense on indebtedness, plus that portion of lease rental expense representative of the interest factor. Earnings were insufficient to cover fixed charges by approximately $26.2 million for 2001; $10.1 million for 2000, $3.9 million for 1999, $1.6 million for 1998 and $9.7 million for 1997.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the personal and highway safety markets, principally throughout North America and in Europe. The Company markets its products under established, well-known brand names to an extensive network of distributors, wholesalers, contractors and government agencies. The Company currently has two reportable business segments: Personal Safety Products (PSP) and Highway Safety Products (HSP).

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the "Selected Financial Data" above and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
NET SALES                                                    2001         2000         1999
                                                             ----         ----         ----
   PSP................................................     $87,839     $102,899     $107,067
   HSP................................................     112,359      118,277      106,141
                                                           -------      -------      -------
   TOTAL..............................................    $200,198     $221,176     $213,208

GROSS MARGIN
   PSP................................................     $29,163      $37,270      $39,141
   HSP................................................      23,985       30,023       28,947
                                                            ------       ------       ------
   TOTAL..............................................     $53,148      $67,293      $68,088

SELLING, GENERAL AND ADMINISTRATIVE
   PSP................................................     $18,402      $21,658      $22,930
   HSP................................................       9,394        9,811        8,090
   Reconciliation to consolidated totals (Corporate) .       7,335        4,859        4,241
                                                             -----        -----        -----
   TOTAL..............................................     $35,131      $36,328      $35,261

OPERATING (LOSS) INCOME
   PSP................................................      $2,741       $6,505       $7,377
   HSP................................................       6,479       11,586       14,668
   Reconciliation to consolidated totals (Corporate) .    (12,154)      (4,859)      (4,241)
                                                          --------      -------      -------
   TOTAL..............................................    $(2,934)      $13,232      $17,804

INCOME TAX
   Benefit............................................      $6,053       $3,287       $1,172


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net Sales. Net sales decreased 9.5% to $200.2 million from $221.2 million in 2000. The decrease is attributable to existing economic slowdowns that preceded and then intensified following the September 11th attack. PSP net sales in 2001 decreased 14.6% to $87.8 million from $102.9 million in 2000. The decrease in PSP's net sales was largely the result of decreased demand for high margin welding safety products and to a lesser degree for hearing related products. HSP net sales in 2001 decreased 5.0% to $112.4 million from $118.3 million in 2000. Reduced paint pricing, loss of a significant customer and decreased demand for higher priced durable coatings were contributors to the decrease in HSP net sales.

         Gross Margin. The 21.1% decrease in gross margin to $53.1 million in 2001 from $67.3 million in 2000 resulted from the decrease in net sales and cost reduction initiatives offset in part by the significant increase in natural gas prices as compared to the prior year period. During 2001, head count was reduced 8.3% to 895 from 976 at December 31, 2000. Other cost savings included facility integration, improved procurement and process improvements. Gross margin as a percentage of sales decreased to 26.7% in 2001 from 30.4% in 2000. PSP gross margin decreased 21.7% to $29.2 million in 2001 from $37.3 million in 2000 due to lower sales volume, lost overhead absorption, planned inventory reductions and cost reductions. HSP gross margin decreased 20.0% to $24.0 million in 2001 from $30.0 million in 2000. HSP gross margin as a percentage of sales decreased to 21.4% in 2001 from 25.4% in 2000. The decrease resulted in part from lower pricing on certain paint products as a result of intense competitive price pressures coupled with increased natural gas costs. Natural gas costs accounted for approximately $2.2 million of the increase.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.3% to $35.1 million in 2001 from $36.3 million in 2000 due to decreased sales volume and cost reduction programs. Additionally, selling, general and administrative expenses in 2001 included $3.3 million of non-recurring transaction-related expenses recorded in conjunction with the Company's corporate restructuring. The Company also incurred $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.1 million of incentive expenses associated with the Purchase Agreement in 2001. Excluding the non-recurring transaction-related expenses of $3.3 million, selling, general and administrative expenses decreased $4.5 million, or 12.4%, from the prior year and decreased to 15.9% in 2001 from 16.5% in 2000 as a percentage of sales.

         Operating (Loss) Income. Consolidated operating (loss) income in 2001 decreased to ($2.9 million) from $13.2 million in 2000 due principally to decreased sales volume, lost overhead absorption, decreased paint pricing, combined with non-recurring transactions related expenses and restructuring charges (totaling $7.7 million) and $2.2 million of increased natural gas costs.

         Income Tax Benefit. Income tax benefit in 2001 increased to $6.1 million from $3.3 million in 2000 due to the increased net loss. In 2000, the Company had taxable income and reduced the valuation allowance as a result of utilizing net operating loss (NOL) carryforwards. During 2001, due to economic slowdowns, the spike in natural gas prices and other one-time cash charges including transaction related expenses associated with the Purchase Agreement, legal and consulting fees associated with the fifth amendment, domestic and European restructuring, the Company incurred significant operating losses. Management believes the Company will have future taxable income and that the benefits associated with the Company's net deferred tax assets are more likely than not to be realized.

         Restructuring charge. Due to reduced demand from and lower capital spending by the Company's customers, the Company entered a restructuring program during 2001 to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, elimination of certain product lines and restructuring of certain business functions. During the first quarter of 2001, in conjunction with the Company's corporate restructuring, the Company recorded $1.2 million of restructuring charges related to the elimination of certain product lines. During the second half of 2001, the Company recorded a restructuring charge in the amount of $2.6 million related to the consolidation of certain support functions between PSP divisions as well as the merger of European operations, which resulted in the closing of facilities in Germany and France and their consolidation in the United Kingdom.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. Net sales in 2000 increased 3.7% to $221.2 million from $213.2 million in 1999. Increased Highway Safety sales by TMT-Pathway were offset by the continuing effect of the European currency devaluation and the slowing economy in North America. PSP net sales in 2000 decreased 3.9% to $102.9 million from $107.1 million in 1999. The sales decrease was primarily the result of devalued European currencies, the sales decline in the Company's Crystaloid division and the divestiture of the Company's Aden Ophthalmic Products (AOP) prescription frame business during the fourth quarter of 1999 all of which accounted for $4.9 million of decreased sales. HSP net sales in 2000 increased 11.4% to $118.3 million from $106.1 million in 1999 primarily due to the TMT-Pathway acquisition.

         Gross Margin. Gross margin decreased 1.2% to $67.3 million in 2000 from $68.1 million in 1999 due to increased sales, which were offset by higher natural gas and freight costs. Gross margin as a percentage of sales decreased to 30.4% in 2000 from 31.9% in 1999. PSP gross margin decreased 4.6% to $37.3 million in 2000 from $39.1 million in 1999 due to the decrease in sales. PSP gross margin as percentage of sales remained consistent from year to year. HSP gross margin increased 3.8% to $30.0 million in 2000 from $28.9 million in 1999 primarily due to the TMT-Pathway acquisition. Margin growth from higher margin coatings sales were offset by higher natural gas and freight costs, resulting in a decrease in HSP gross margin as a percentage of sales to 25.4% in 2000 from 27.2% in 1999.

         Selling, General and Administrative. Selling, general and administrative expenses increased 2.8% $36.3 million in 2000 from $35.3 million in 1999 largely due to the TMT-Pathway acquisition. On a pro forma basis, selling, general and administrative expenses remained flat from year to year.

         Operating Income. Consolidated operating income in 2000 decreased to $13.2 million from $17.8 million in 1999 primarily as a result of a full year of amortization associated with the TMT-Pathway acquisition, the sales decline in the Company's Crystaloid division, the divestiture of the AOP prescription safety frame business and higher natural gas and freight costs.

         Income Tax Benefit. Income tax benefit in 2000 increased to $3.3 million from $1.2 million in 1999 due to the elimination of the $10.1 million tax valuation allowance. The elimination in the valuation allowance during 2000 resulted from the utilization of NOLs in 2000 and anticipating the realization of the benefit of all deferred tax assets in the future. The elimination of the allowance resulted in a 2000 tax benefit of $4.2 million with the remaining $5.9 million recorded as a reduction of goodwill. The amount reducing goodwill
represents  the  portion  of  the  valuation   allowance  recorded  in  purchase
accounting.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Data. Cash provided by operating activities in 2001, 2000 and 1999 was $1.1 million, $12.5 million and $15.1 million, respectively. The decrease in 2001 from 2000 was largely due to the increased net loss offset by a decrease in inventory levels over the prior year. The decrease in 2000 from 1999 stems primarily from an increase in inventory levels. Changes in working capital resulted in sources (uses) of cash of $1.7 million, ($4.9 million) and ($3.6 million) in 2001, 2000 and 1999, respectively.

         Cash used in investing activities in 2001, 2000 and 1999 was $3.9 million, $5.9 million and $45.8 million, respectively. The decrease in 2001 over 2000 is due to lower capital expenditures. The higher use of cash in 1999 includes $39.9 million expended for the TMT-Pathway acquisition. Net capital expenditures in 2001, 2000 and 1999 were $3.9 million, $5.9 million and $5.8 million, respectively.

         Net cash provided by (used in) financing activities in 2001, 2000 and 1999 was $2.8 million, ($6.5 million) and $30.5 million, respectively. The increase in 2001 stems from net borrowings under the Company's existing debt structure resulting from weaker operating cash flows coupled with $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options. The decrease in 2000 from 1999 is a result of the absence of incremental debt to fund acquisition activity. In 1999, the proceeds were provided by the issuance of long-term debt and used principally to finance the TMT-Pathway acquisition.

         Credit Facility. During 1998, the Company entered into a credit agreement (as amended, the Credit Facility) with a group of banks (the Credit Facility Lenders), which provided for two lines of credit in the aggregate amount of $125.0 million. The lines consist of an acquisition facility in the principal amount of up to $95.0 million and a revolving credit facility in the principal amount of up to $30.0 million. The Credit Facility was amended on June 19, 1998 to include Swing Line Loans, which allowed the Company to borrow up to $3.0 million from the Swing Line Bank (Fleet National Bank) so long as all the sum of the outstanding swing line loans, revolving credit loans and letters of credit outstanding did not exceed the total commitment under the revolving credit facility of $30.0 million. A second amendment to the Credit Facility was entered into on May 17, 1999 to increase the acquisition facility to $105.0 million and permit the Company's acquisition of TMT-Pathway. The Company could not borrow under the acquisition facility beyond April 30, 2001 at which time the commitment of the Credit Facility Lenders to advance additional funds under the acquisition facility was scheduled to expire and the principal amount of the acquisition facility became due in quarterly installments having a final maturity of March 31, 2004. The Credit Facility contains several financial covenants based on operating results for the previous four quarters. Due to operating losses generated by decreased sales volume and gross margin percentages and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial covenants under the Credit Facility as of June 30, 2001, September 30, 2001 or December 31, 2001. A third amendment to the Credit Facility was entered into effective July 1, 2001, pursuant to which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through September 30, 2001, the usage under the revolving credit facility was limited to $24.0 million and the applicable margin for base rate and LIBOR based loans was increased to 2.0% and 3.0%, respectively. A fourth amendment to the Credit Facility was entered into on October 1, 2001, pursuant to which the Credit Facility Lenders agreed to extend their forbearance through March 31, 2002 and make other modifications to the Credit Facility, including increasing the applicable margin for base rate and LIBOR based loans to 3.0% and 4.0%, respectively, and for certain loans to a fixed rate of 15% per annum, imposing additional limitations on usage under the revolving credit facility, and adding additional financial covenants pertaining to minimum levels of EBITDA and maximum levels of capital expenditures.

         A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders have agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). Until the effectiveness of the fifth amendment (anticipated to occur on or prior to April 12, 2002), the usage on the revolving credit facility is capped at $21.0 million. The fifth amendment authorizes the Company to sell and certain stockholders and their affiliates, including Summit Capital II, L.P. and the Jordan Company LLC, have committed to purchase $13.0 million of units consisting of secured senior subordinated notes (the Secured Senior Subordinated Notes) and warrants for shares of common stock of the Company. The terms and conditions of the Secured Senior Subordinated Notes must be satisfactory to the Credit Facility Lenders, and must include the following terms:

          o    a maturity date of December 31, 2004;

          o an interest rate of 15% per annum, of which (i) 10% will be payable in cash semi-annually in arrears and (ii) 5% will be payable in-kind compounded semi-annually;

          o    subordination in right of payment to the Credit Facility Lenders;

          o subordinated second lien security interests in the collateral securing the obligations under the Credit Facility;

          o no repayment or redemption prior to the repayment in full of all obligations; and

          o no financial or other covenants which are more restrictive than the Credit Facility.

         Subject to the investment in the Company by its stockholders and their affiliates (described above) and the use of $12.0 million of the proceeds of such investment to repay the acquisition facility, the fifth amendment will, among other things, reset the amortization on the acquisition facility, reset the financial covenants and establish maximum capital expenditure amounts, each of which are described in the tables below:

         Amortization on the acquisition facility shall be reset as follows:

                 QUARTER ENDING                            AMOUNT
                 --------------                            ------
                 03/31/02...............................   $1.25 million
                 06/30/02...............................   $1.25 million
                 09/30/02...............................   $1.25 million
                 12/31/02...............................   $1.25 million
                 03/31/03...............................   $2.5 million
                 06/30/03...............................   $2.5 million
                 09/30/03...............................   $2.5 million
                 12/31/03...............................   $2.5 million
                 03/31/04...............................   $3.0 million
                 Maturity Date (06/30/04)...............   Remaining Balance

          The following financial covenants were established in the fifth amendment:

               EBITDA to Total Interest Expense. The Company will not permit the ratio of the EBITDA (as defined in the Credit Facility) of the Company and its restricted subsidiaries to Consolidated Total Interest Expense (as defined in the Credit Facility) for any period of four consecutive fiscal quarters ending during any period described in the table set forth below to be less than the ratio set forth opposite such period in such table:

                                         PERIOD ENDED RATIO
                       03/31/02..............................   1.45:1.00
                       06/30/02..............................   1.55:1.00
                       09/30/02..............................   1.60:1.00
                       12/31/02..............................   1.70:1.00
                       03/31/03..............................   1.75:1.00
                       06/30/03 .............................   1.85:1.00
                       09/30/03..............................   1.95:1.00
                       12/31/03 and at the
                       end of each quarter
                       thereafter............................   2.00:1.00

               Leverage Ratio. The Company will not permit the Leverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter ending during any period described in the table set forth below to exceed the ratio set forth opposite such period in such table:

                        PERIOD ENDED                            RATIO
                        ------------                            -----
                        03/31/02.............................   7.55:1.00
                        06/30/02.............................   7.45:1.00
                        09/30/02.............................   6.85:1.00
                        12/31/02.............................   6.25:1.00
                        03/31/03.............................   6.15:1.00
                        06/30/03.............................   6.00:1.00
                        09/30/03.............................   5.75:1.00
                        12/31/03 and at the
                        end of each quarter
                        thereafter...........................   5.50:1.00

               Consolidated Operating Cash Flow to Total Debt Service. The Company will not, for any period of four consecutive fiscal quarters ending during any period described in the table set forth below, permit the ratio of (i) Consolidated Operating Cash Flow (as defined in the Credit Facility) for such period to (ii) the sum of (a) Consolidated Total Interest Expense for such period and (b) all required payments of principal (including the principal component of capitalized lease payments) in respect of indebtedness due and payable by the Company and/or its restricted subsidiaries during such period to be less than the ratio set forth opposite such period in such table:

                        PERIOD ENDED                            RATIO
                        -------------                           -----
                        03/31/02.............................   0.80:1
                        06/30/02.............................   0.90:1
                        09/30/02.............................   1.00:1
                        12/31/02 and at the
                        end of each quarter
                        thereafter ..........................   1.05:1

               Minimum EBITDA. The Company will not permit EBITDA for any period ending on the dates set forth below, to be less than the amount set forth opposite such date in such table:

                        PERIOD ENDED                            AMOUNT
                        ------------                            ------
                        01/01/02 - 03/31/02..................   $5.3 million
                        01/01/02 - 04/30/02..................   $8.5 million
                        01/01/02 - 05/31/02..................   $12.4 million
                        01/01/02 - 06/30/02..................   $16.55 million
                        01/01/02 - 07/31/02..................   $20.225 million

                        01/01/02 - 08/31/02..................   $24.075 million
                        01/01/02 - 09/30/02..................   $27.7 million
                        01/01/02 - 10/31/02..................   $30.275 million
                        01/01/02 - 11/30/02..................   $31.8 million
                        01/01/02 - 12/31/02..................   $32.825 million
                        04/01/02 - 03/31/03..................   $33.0 million
                        07/01/02 - 06/30/03..................   $33.5 million
                        10/01/02 - 09/30/03..................   $34.0 million
                        01/01/03 - 12/31/03..................   $34.4 million
                        04/01/03 - 03/31/04..................   $34.7 million

               Maximum Capital Expenditures. The Company will not permit capital expenditures for any fiscal year to be greater than the amount set forth opposite such year in the table below.

                        PERIOD ENDED                            AMOUNT
                        ------------                            ------
                        01/01/02 - 03/31/02..................   $2.0 million
                        01/01/02 - 06/30/02..................   $4.0 million
                        01/01/02 - 09/30/02..................   $5.0 million
                        01/01/02 - 12/31/02..................   $5.9 million
                        01/01/03 - 03/31/03..................   $2.6 million
                        01/01/03 - 06/30/03..................   $5.1 million
                        01/01/03 - 09/30/03..................   $6.4 million
                        01/01/03 - 12/31/03..................   $7.6 million

         The Credit Facility, as amended, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of March 29, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or
(ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. Pursuant to the fifth amendment, the Company will not be permitted to request LIBOR Rate Loans having an interest period which exceeds one month until the issuance of the Secured Senior Subordinated Notes. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 6.8% at December 31, 2001. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

     Available Credit Capacity. As of December 31, 2001, the Company had the following amounts outstanding under the Credit Facility

                AMOUNTS OUTSTANDING -- CREDIT FACILITY

                (IN THOUSANDS)                        AMOUNT
                ---------------------------------------------
                Acquisition Facility                 $84,200
                Revolving Credit Facility             16,600
                Letters of Credit                      1,800
                ---------------------------------------------
                Total Amount Outstanding            $102,600
                =============================================

         As of April 30, 2001, the commitment of the Credit Facility Lenders to make additional advances under the acquisition facility had expired in accordance with its original terms and, as a result of the fourth amendment to the Credit Facility, the Company's borrowing capacity under the revolving credit facility was limited to an amount that varied periodically from $26.0 million to $19.0 million. As of December 31, 2001, the usage cap was $20.0 million and the Company had available borrowing capacity of $1.6 million under the Credit Facility. As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility will be increased to $30.0 million, subject to the periodic usage caps described above. In addition, after giving pro forma effect to the scheduled amortization to occur on March 29, 2002 and the application of the proceeds from the $13.0 million investment described above, the amount outstanding under the acquisition facility will be approximately $71.0 million.

         Liquidity. Giving effect to the fifth amendment to the Credit Facility, the Company believes that current and projected cash flows from operations together with available borrowing capacity under the Credit Facility are sufficient to fund working capital requirements, debt service requirements and planned capital expenditures through 2003. The Company's beliefs regarding its liquidity through 2003 will be affected by, among other things, demand for the Company's products, the Company's ability to compete with industry participants, the impact of future laws and governmental regulations and general economic and capital markets conditions. The Company's current and projected cash flows from operations will not be sufficient to fund the Company's debt service requirements in 2004 and 2005. Accordingly, the Company expects to have to refinance a significant portion of it indebtedness in 2004. The Company can provide no assurance that it will be able to refinance its indebtedness on commercially reasonable terms.

ASSIGNMENT AND AGENCY ACCOUNT AGREEMENT

         On October 31, 2001, the Company entered into an Assignment and Agency Account Agreement with Fleet National Bank as agent for the Credit Facility Lenders. Under this agreement, the Company pledged and assigned as collateral, for the benefit of the Credit Facility Lenders, a security interest in and lien on, to and under all of the depository, disbursement investment and other bank accounts now or hereafter maintained by the Company (the DDAs), together with all cash, cash equivalents, checks and other property of any nature deposited into such DDAs and all proceeds thereon. In addition, under this agreement, the Company has agreed to deposit all cash receipts, checks and cash proceeds from its operations into such DDAs maintained by the Credit Facility Lenders and other DDAs approved by the Credit Facility Lenders. In the case of the occurrence and continuation of an Event of Default (as defined in the Credit Facility), the Credit Facility Lenders are authorized to terminate the Company's access to the DDAs and the contents thereof, and the Credit Facility Lenders are permitted to withdraw any and all sums from the DDAs in order to satisfy obligations which have become due and payable under the Credit Facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The  following   table  sets  forth  the  Company's   obligations   and
commitments to make future payments under its debt, lease and supply agreements as of December 31, 2001:

                                                                     PAYMENTS DUE BY YEAR
----------------------------------------    --------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL        2002           2003           2004          2005          AFTER 2005
(in thousands)
----------------------------------------   ------------   -----------   -----------     ----------    ---------         ----------
Long-Term Debt(1) ......................       $215,555       $11,875       $11,875       $191,805       $ --         $       --
Operating Leases(2) ....................          5,045         1,206         1,021            946          916                956
Other Long-Term Obligations(3) .........          4,222         4,222          --             --           --                 --
----------------------------------------       --------       -------       -------       --------       ------       ------------
Total Contractual Cash Obligations .....       $224,822       $17,703       $12,896       $192,751       $  916       $        956
========================================       ========       =======       =======       ========       ======       ============

(1) For a description of the Company's long-term debt, please read "Item 7A.-- Quantitative and Qualitative Disclosures about Market Risk."
(2) Amounts include the minimum lease payment obligations associated with the Company's operating leases described under "Item 2. -- Properties."
(3) Amounts include the minimum payment obligation of the Company under its natural gas contract described under "Item 7A.-- Quantitative and Qualitative Disclosures about Market Risk."

         The following table sets forth the Company's obligations and commitments to make future payments under its debt, lease and supply agreements as of December 31, 2001, giving effect to the fifth amendment to the Credit Facility and the revised amortization schedule for the acquisition facility resulting therefrom:

                                                                      PAYMENTS DUE BY YEAR
----------------------------------------   ----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL           2002            2003          2004         2005       AFTER 2005
(in thousands)
----------------------------------------   ----------    ----------     -----------   ----------    --------     ------------

Long-Term Debt(1) ......................     $215,555     $  5,000     $     10,000     $ 200,555     $ --       $       --
Operating Leases(2) ....................        5,045        1,206            1,021           946        916              956
Other Long-Term Obligations(3) .........        4,222        4,222              --           --         --               --
----------------------------------------     --------     --------     -------------     --------     ------     ------------
Total Contractual Cash Obligations .....     $224,822     $ 10,428     $      11,021    $ 201,501     $  916     $        956
========================================     ========     ========     =============     ========     ======     ============

(1) For a description of the Company's long-term debt, please read "Item 7A.-- Quantitative and Qualitative Disclosures about Market Risk."
(2) Amounts include the minimum lease payment obligations associated with the Company's operating leases described under "Item 2. -- Properties."
(3) Amounts include the minimum payment obligation of the Company under its natural gas contract described under "Item 7A.-- Quantitative and Qualitative Disclosures about Market Risk."

CAPITAL SPENDING

         The Company's 2002 budget includes $5.4 million for capital expenditures. These capital expenditures include molding machines, mold repairs and/or replacements, facility startup, furnaces and screening, dust collection, new products and information technologies and will be funded with cash flows from operations. The Company's capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the Company in 2002 are as follows:

CAPITAL BUDGET FOR 2002
                                                                   ESTIMATED
        SEGMENT OR CATEGORY                                         CAPITAL
        (IN THOUSANDS)                                             SPENDING
        --------------------------------------------------------------------
        Personal Safety Products                                     $3,000
        Highway Safety Products                                       2,200
        Information Technology and Other                                200
        --------------------------------------------------------------------
        Total Capital Expenditures                                   $5,400
        ====================================================================

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency as of that date while continuing to utilize their local currency through January 1, 2002.

         The Company has assessed the potential impact to the Company that may result from the Euro conversion. In addition to tax accounting considerations, the Company has upgraded its current software package to accommodate Euro-denominated transactions and is in the process of implementing this software. The Company will continue to assess the impact of the Euro conversion, however management does not believe that the introduction of the Euro will have a material adverse effect on the Company's financial condition or results of operation.

CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission's (SEC) Release number 33-8040 - "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified its critical accounting policies. In the ordinary course of business, the Company has made a number of estimates and assumptions, relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimated under different assumptions and conditions. The Company considers certain accounting policies that involve complex judgment and uncertainties including those related to valuation of accounts receivable, inventories, long lived assets and deferred taxes, to be critical accounting policies.

         Allowance for Doubtful Accounts. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company is aware of the customer's inability to meet its financial obligations, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade account receivable amounts outstanding.

         Reserve for Obsolescence. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions for future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Valuation of Long-Lived Assets and Intangible Assets. The Company's long-lived assets include property, plant and equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally estimated using discounted cash flows.

         The Company's intangible assets include patents, customer lists, technology-related agreements, and goodwill and are amortized on a straight-line basis over periods ranging from 2-15 years. The Company periodically assesses the recoverability of its intangible assets based on the expected undiscounted cash flows over the remaining life of the related assets. In conjunction with the Company's 2001 assessment of its long-lived assets, $2.1 million of goodwill was deemed impaired and was written off in the fourth quarter of 2001. After the completion of the European restructuring in the fourth quarter (and the consolidation of the respective operations to the United Kingdom), management determined that certain events have occurred which have diminished the infrastructure and severely impaired the goodwill associated with the acquisition of Jackson Products Europe (formerly Lansec Holding GmbH).
Additionally, the sum of expected undiscounted cash flows is less than the carrying amount of the goodwill.

         The Company may have to record additional impairment charges not previously recognized as they will continue to analyze their long-lived and intangible assets for impairment on a periodic basis.

         Deferred Tax Assets. The Company periodically assesses the need for a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period which such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Statement No. 142, Goodwill And Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

         Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

         As of December 31, 2001, the Company had unamortized identifiable intangible assets in the amount of approximately $42.4 million, which were subject to the transition provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $15.0 million for the year ended December 31, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. The Company is in the process of reviewing the provisions of this statement, which must be adopted by 2002, to evaluate its impact on the financial statements. Management does not believe adoption of this standard will have a material adverse effect on the Company's financial statements.

SEASONALITY

         The Company experiences seasonal fluctuations in its net sales and profitability, with generally lower net sales and profitability in the first and fourth quarters and increased working capital requirements in the first half of its fiscal year. The seasonality of net sales and profitability is primarily due to the winter slowdown of highway construction and maintenance projects.

INFLATION

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

LITIGATION

         The company is involved in certain legal actions from time to time related to the normal conduct of its business. Management believes that liabilities, if any, resulting from litigation will not materially affect the consolidated financial position or results of operations of the company.

FORWARD LOOKING STATEMENTS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipate," "believe," "plan," "estimate," "expect," and "intent" and other similar expressions. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company can give no assurance that these expectations will prove correct. These forward-looking statements are subject to various assumptions, risks and uncertainties. Specific factors could cause our actual results to differ materially from those contained in any forward-looking statement. These factors include, but are not limited to:

          o    demand for the Company's products;

          o    acceptance of new products developed or acquired by the Company;

          o the Company's ability to compete for market share with industry participants;

          o    the  impact  of  current   and  future   laws  and   governmental
               regulations affecting the Company and its product offerings;

          o the Company's ability to protect its intellectual property rights;

          o    general  economic  and  capital  markets  conditions,   including
               fluctuations in interest rates;

          o the Company's ability to make and integrate business acquisitions on economically acceptable terms;

          o    the  impact  of  seasonality   and  inflation  on  the  Company's
               business;

          o costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not covered by insurance or indemnity;

          o    adverse labor relations;

          o    the impact of raw materials and energy cost increases; and

          o the effect on the Company's results of operations and financial condition associated with implementing various accounting rules and regulations.

         When considering the Company's forward-looking statements, investors should also keep in mind the risk factors described in "Item 1. -- Business-Risk Factors." These risk factors could cause the Company's actual results to differ materially from those contained in any forward-looking statement. The Company does not assume any duty to update its forward-looking statements unless applicable securities laws require it to do so.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of the Company's product costs are U.S. Dollar denominated. As a result, a fluctuation in the value of the U.S. Dollar relative to other currencies can have a positive or negative effect on the profitability of the Company. As a result of the acquisition of Jackson Products Europe, the Company's operations are also affected by changes in exchange rates relative to the British Pound and the Euro. A fluctuation in the value of these currencies relative to other currencies can have a positive or negative impact on the profitability of the Company. These exchange rate fluctuations increased profitability by $0.3 million for the year ended December 31, 2001. During 2001, the Company entered into a one-year contract for the purchase of natural gas to minimize the impacts of fluctuating natural gas prices. Under this contract, the Company purchases natural gas at a fixed price and fixed quantity. As the Company's natural gas usage is greater than the quantities delivered under this contract and the natural gas delivered is used over a reasonable period in the normal course of business, the contract is considered a normal sales contract and SFAS 133 is not applicable.

         The Company's market risk exposure primarily relates to possible fluctuations in interest rates. The Company's outstanding long-term debt as of December 31, 2001 was as follows:

                                PRINCIPAL      NOTIONAL    PAY RATE       RECEIVE     MATURITY DATE   FAIR VALUE
                                 AMOUNT         AMOUNT                      RATE
                                 ------         ------                      ----
                                                                (in thousands)
Fixed Rate Debt:
Senior Subordinated Notes(1)      $114,701       --          9.50%           --      April 15, 2005      $59,800

Variable Rate Debt:
Acquisition Facility                84,222       --                 (2)      --       June 30, 2004       84,222
Revolving Credit Facility            4,169       --           8.5%  (3)      --       June 30, 2004        4,169
Cost of Funds                        5,463       --          15.0%           --            (4)             5,463


(1) On April 16, 1998, the Company offered $115.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes (the Notes) due April 15, 2005. The Notes bear interest at the rate of 9 1/2% per annum payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries.

(2) The borrowings under the acquisition facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus
     4.0%. In order to protect against interest rate risk, the Company has entered into LIBOR contracts in the past. As of December 31, 2001 the following LIBOR contracts existed: $39,500 outstanding at 6.38% due January 23, 2002; $38,000 at 6.94% due March 20, 2002, $6,723 at 6.44% due January
     15, 2002 and $7,000 at 5.94% due January 16, 2002. As a result of restrictions in the Company's financing agreements, the Company is not currently a party to any LIBOR contracts. Subject to the investment in the Company by its stockholders and their affiliates (described above under "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and the use of the proceeds of such investment to repay the acquisition facility, the fifth amendment will permit the Company to enter into LIBOR contracts.

(3) The borrowings under the revolving credit facility bear interest at the rate per annum equal to the LIBOR rate (as defined in the credit agreement) plus 4.0%.

(4) Cost of Funds--The borrowings under the revolving credit facility equal the amount of the interest payment on the Notes. Per the fourth amendment to the Credit Facility, this amount will remain outstanding until all revolving credit facility loans have been repaid. Subject to the investment in the Company by its stockholders and their affiliates (described above under "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and the use of the proceeds of such investment to repay the acquisition facility, the fifth amendment will eliminate this requirement.

         The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The Company's variable rate debt is affected by interest rate changes to the extent the Company's debt bears interest based on LIBOR-based formulas. Since LIBOR rates fluctuate daily and the Company's debt is not matched with an interest rate cap agreement, the Company is exposed to interest rate fluctuations. If market interest rates had been 1% higher, the Company's interest expense would have been increased by $1.0 million for each of the years ended December 31, 2001 and 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-40 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth information concerning the Company's executive officers and directors and the positions they held as of December 31, 2001. Information is also provided for a former executive officer of the Company who retired on December 28, 2001.

NAME                          AGE       POSITION WITH COMPANY
Executive Officers
Christopher T. Paule ...       38       Chief Executive Officer, President and Chief Operating Officer
John L. Garavaglia, III        55       Senior Vice President - Highway Safety Group
F.H. Joe Gay ...........       45       Vice President of Human Resources
Mark A. Kolmer .........       40       Vice President Finance and Secretary
Timothy A. Esposito ....       41       Vice President - Personal Safety Group

Directors
George B. Kelly ........       52       Chairman
Gary L. Rosenthal ......       52       Director
Gregory L. Elliott .....       36       Director
John W. Jordan II ......       55       Director
David W. Zalaznick .....       48       Director
A. Richard Caputo, Jr ..       36       Director, Vice President and Assistant Secretary
Jonathon F. Boucher ....       45       Director

Former Executive Officer
Lincoln M. Kennedy .....       65       Senior Vice President and Executive Officer

         Set forth below is a brief description of the business experience of each executive officer and director of the Company listed above. The term of office for each director will last until the next annual meeting of stockholders. Messrs. Kelly, Rosenthal and Elliott serve as the current designees of the Summit Investors and Messrs. Jordan, Zalaznick, Caputo and Boucher serve as the current designees of the Jordan Investors under the Company's Stockholders Agreement. Please read "Item 11. -- Executive
Compensation -- Employment/Non-Interference Agreements" for terms of the executive officers.

EXECUTIVE OFFICERS

     Christopher T. Paule. Mr. Paule began serving as the Company's Chief Executive Officer in February 2001 and as the Company's President and Chief Operating Officer in January 2000. From August 1995 to December 1999, Mr. Paule served as the Company's Vice President, Chief Financial Officer and Secretary. Mr. Paule was appointed Vice President-Finance to the Company in January 1994. From 1988 to 1994, he held various financial and operating positions with Thermadyne.

         John L. Garavaglia, III. Mr. Garavaglia has served as the Senior Vice President of the Highway Safety Group since January 2001. From 1996 to 2000, Mr. Garavaglia served as the Company's Vice President Operations. From 1994 to 1996, he served as Vice President of Manufacturing at Diagraph Corporation. Prior to 1994, Mr. Garavaglia served in several manufacturing positions including Product Manager, Plant Manager and Director of Manufacturing with Bussmann division of Cooper Industries.

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

     Timothy A. Esposito. Mr. Esposito began serving as the Company's Vice President of the Personal Safety Group in December 2001. Mr. Esposito was appointed the Company's Vice President of Sales and Marketing for the Personal Safety Group in July 2000. In 1999, Mr. Esposito was promoted to Vice President of Sales and Marketing for Jackson and in 1998 served as the Vice President of Sales. From 1988 to 1999, Mr. Esposito served in various sales and operating positions with the Company.

DIRECTORS

     George B. Kelly. Mr. Kelly has served as Chairman of the Board of the Company since February 2001. Mr. Kelly is Chairman of Summit Capital Group, LLC and Doane Pet Care Enterprises, Inc. He is also a director of FS Strategies, Travis International, Switch & Data Facilities Company, Inc. and Susser Holdings, as well as other privately held companies.

     Gary L. Rosenthal. Mr. Rosenthal has served as a Director of the Company since February 2001. Mr. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company founded in 1994. In addition, he served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated from July 1998 through September 2000. Mr. Rosenthal also serves as a Director of Texas Petrochemical Holdings, Inc., Oil States International, Inc., Dresser Inc. and Pioneer Companies Inc.

     Gregory L. Elliott. Mr. Elliott has served as a Director of the Company since February 2001. Mr. Elliott is a Partner with Summit Capital Group, LLC, which he joined in June 2000. Prior to joining Summit Capital Group, Inc., Mr. Elliott was employed by the Sterling Group, L.P., a Houston based private equity firm from September 1994 to June 2000.

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

     David W. Zalaznick. Mr. Zalaznick has served as a Director of the Company since August 1995. Mr. Zalaznick is a managing director of The Jordan Company, LLC, which he co-founded with Mr. Jordan in 1982. Mr. Zalaznick is also a director of Jordan Industries, Inc., Jordan Telecommuication Products, Inc., Carmike Cinemas, Inc., AmeriKing, Inc., Marisa Christina, Inc., Great American Cookie Company, GFSI Holdings, Inc., GFSI, Inc. Motors and Gears, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

     A. Richard Caputo, Jr. Mr. Caputo has served as a Director of the Company since August 1995. Mr. Caputo has been a managing director of The Jordan Company, LLC, since 1990. Mr. Caputo is also a director of AmeriKing, Inc., GFSI Holdings, Inc. and GFSI, Inc., as well as other privately held companies.

     Jonathan F. Boucher. Mr. Boucher has served as a Director of the Company since August 1995. Mr. Boucher has been a managing director of The Jordan Company, LLC since 1983. Mr. Boucher is also a director of Jordan Industries, Inc., Jordan Telecommunication Products, Inc. and Motors and Gears, Inc. as well as other privately held companies.

FORMER EXECUTIVE OFFICER

     Lincoln M. Kennedy. Mr. Kennedy retired from the Company effective December 28, 2001. From July 2001 to his retirement, Mr. Kennedy served as the Company's Executive Vice President. Mr. Kennedy was appointed the Company's Senior Vice President and Chief Operating Officer of the Personal Safety Group in May 1999. Mr. Kennedy was appointed President of American Allsafe in 1981.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's Chief Executive Officer, the next four most highly paid executive officers and one additional individual, who would have been included in this table but for the fact that such individual did not serve as an executive officer of the Company as of December 31, 2001, for services rendered to the Company during each of the three most recent fiscal years.

                                                SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                                  ------------------------------
                                                                                             AWARDS
                                                                                  ------------------------------
                                                                                  RESTRICTED
                                                        ANNUAL                       STOCK          SECURITIES           ALL OTHER
                                         FISCAL      COMPENSATION                  AWARDS(S)        UNDERLYING         COMPENSATION
NAME AND POSITION                         YEAR          SALARY         BONUS          ($)             OPTIONS               (1)
-----------------                         ----          ------         -----          ---             -------               ---
Executive Officers
Christopher T. Paule (2)................  2001          213,462         --            --                680               368,378
Chief Executive Officer and President     2000          201,362         --            --                --                 10,286
                                          1999          207,323        80,000         --                --                 10,098

John L. Garavaglia, III (3).............  2001          155,385         --            --                585                55,607
Senior Vice President - Highway Safety    2000          140,907         --            --                --                 10,663
Group
                                          1999          135,597         --            --                --                 10,192

F.H. Joe Gay (4)........................  2001         126,625         --            --                525                49,879
Vice President of Human Resources         2000          122,105         --            --                --                    357
                                          1999           96,058         --            --                --                 61,832

 Mark A. Kolmer (5).....................  2001          122,596         --            --                565                51,000
Vice President Finance and Secretary      2000          109,134         --            --                --                  6,000
                                          1999           92,722         --            --                --                  5,500

Timothy A. Esposito (6).................  2001          123,077         --            --                560                36,000
Vice President - Personal Safety Group    2000          106,635         --            --                --                  6,000
                                          1999           95,040         --            --                --                  6,000
Former Executive Officer
Lincoln M. Kennedy (7)..................  2001          204,000         --            --                --                 36,000
Executive Vice President                  2000          205,385         --            --                --                  5,750
                                          1999          192,915         --            --                --                 56,716

----------

(1) Other annual compensation consists of non-recurring bonuses, car allowances, tax reimbursements for relocation compensation and defined contribution payments paid by the Company. The bonuses were made in connection with the transactions contemplated by the February 2001 purchase agreement. All of the after tax proceeds of these bonuses were reinvested by each recipient in the Company's common stock. For Mr. Paule, the amount indicated also includes a cash payment of $307,558 made pursuant to a stock appreciation right agreement, of which all of the after tax proceeds were reinvested in the Company's common stock.

         Please read "--Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year End Option/SAR Values."
(2) Mr. Paule began serving as the Company's Chief Executive Officer in February 2001. Other compensation in 2001 represents a bonus related to the February 2001 purchase agreement and a car allowance.

(3) Mr. Garavaglia began serving as the Company's Senior Vice President - Highway Safety Group in September 1996. Other compensation in 2001 represents a bonus related to the February 2001 purchase agreement and a car allowance.

(4) Mr. Gay was began serving as Vice President of Human Resources in January 1999. Other compensation in 2001 represents a bonus related to the February 2001 purchase agreement and a car allowance.

(5) Mr. Kolmer began serving as Vice President Finance and Secretary in January 2000. Other compensation in 2001 represents a bonus related to the February 2001 purchase agreement and a car allowance.

(6) Mr. Esposito began serving as the Company's Vice President of the Personal Safety Group in December 2001. He served as Vice President of Sales and Marketing, Personal Safety Group from July 2001 through December 2001. Other compensation in 2001 represents a bonus related to the February 2001 purchase agreement and a car allowance.

(7) Mr. Kennedy was employed by the Company from April 22, 1998 through December 28, 2001. Other compensation in 2001 represent a bonus related to the February 2001 purchase agreement and a car allowance.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides certain information regarding the number of stock options to purchase shares of the Company's common stock granted to the executive officers listed above during the year ended December 31, 2001.

                                                                                                          POTENTIAL
                                                                                                         REALIZABLE
                                                                                                          VALUE AT
                                                                                                          ASSUMED
                                                                                                        ANNUAL RATE
                                                     PERCENTAGE                                           OF STOCK
                                  NUMBER OF           OF TOTAL                                              PRICE
                            SECURITIES UNDERLYING     OPTIONS           PER SHARE                       APPRECIATION
                                   OPTIONS           GRANTED IN        EXERCISE OR     EXPIRATION        FOR OPTION
           NAME                  GRANTED(1)         FISCAL 2001         BASE PRICE        DATE            TERM (2)
           ----                  ----------         -----------         ----------        ----
                                                                                                        ------- ------
                                                                                                          5%     10%
                                                                                                        ------- ------
Christopher T. Paule                 680               18.58%      $     1,071.33      August 20, 2011   --      --
John L. Garavaglia, III              585               15.98             1,071.33      August 20, 2011   --      --
F.H. Joe Gay                         525               14.34             1,071.33      August 20, 2011   --      --
Mark A. Kolmer                       565               15.44             1,071.33      August 20, 2011   --      --
Timothy A. Esposito                  560               15.30             1,071.33      August 20, 2011   --      --
Lincoln M. Kennedy                   --                  --                --              --            --      --

---------------

     (1) All options were granted on February 20, 2001 under the Company's 2001 Option Plan at an exercise price of $1,071.33 per share. All options vest over a five-year period and may be exercised only if the holder is an employee of the Company.

     (2) Since the common stock of the Company is not traded on any exchange, the indicated values are not determinable.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION

         The following table provides certain information regarding the exercise of stock options to purchase shares of the Company's common stock during the year ended December 31, 2001, by the executive officers listed above.

                            NUMBER OF          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                             SHARES           UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           ACQUIRED ON              OPTIONS AT                          AT FISCAL
          NAME              EXERCISE              FISCAL YEAR END                      YEAR END(2)
                                           EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE

Christopher T. Paule(1)       --               526               680              --                --
John L. Garavaglia, III       --               250               585              --                --
F.H. Joe Gay                  --              --                 525              --                --
Mark A. Kolmer                --              --                 565              --                --
Timothy A. Esposito           --               150               560              --                --
Lincoln M. Kennedy            --              --                --                --                --

---------------

(1) In 1998, the Company entered into a stock appreciation right agreement with Mr. Paule providing for an aggregate payment of up to 3% of the Company's equity value upon a sale of the Company above a specified threshold. Mr. Paule's stock appreciation right agreement was triggered in connection with the February 2001 corporate reorganization of the Company. In accordance with the agreement, the Company made a cash payment of $307,558 to Mr. Paule in February 2001.

(2) Since the common stock of the Company is not traded on any exchange, the indicated values are not determinable.

EMPLOYMENT/NON-INTERFERENCE AGREEMENTS

Executive Officers

         Paule Employment Agreement. On February 2, 2001, Mr. Paule entered into an amended and restated employment agreement with the Company which provides for Mr. Paule's employment as President, Chief Executive Officer and Chief Operating Officer of the Company. The initial term of the employment agreement terminates on December 31, 2003, at which time the term will be automatically extended for successive one-year periods until either party gives notice of its intention to not renew 180 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Paule's base salary (which is increased annually based on a CPI formula) was $200,000 for 1999 and 2000, and was increased to $250,000, effective January 1, 2001, and he may be awarded a bonus, at the sole discretion of the Board, of up to 60% of his annual salary. During 2001, due to the impact of the economic conditions on the Company's financial performance, Mr. Paule voluntary reduced his base salary 20% to $200,000 effective March 12, 2001. On November 4, 2001, Mr. Paule's base salary was increased to $225,000. Under the employment agreement, if Mr. Paule's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his base compensation through the term of the agreement. If Mr. Paule's employment is terminated voluntarily or for reasons of Cause, no severance payment is made. Under the terms of the agreement, Mr. Paule may not compete with the Company in the same market for 24 months following the termination of his employment.

         Garavaglia Employment Agreement. Mr. Garavaglia has an employment and non-interference agreement with the Company which provides for Mr. Garavaglia's employment as the Senior Vice President of the Highway Safety Group. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Garavaglia's base salary was $160,000 for 2001, excluding a 90-day period during which he voluntarily agreed to a 10% pay reduction. He may be awarded a bonus, at the sole discretion of the Board. Under the employment agreement, if Mr. Garavaglia's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his base compensation through the term of the agreement. If Mr. Garavaglia's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Garavaglia may not compete with the Company in the same market for 24 months following the termination of his employment.

         Gay Employment Agreement. Mr. Gay has an employment and non-interference agreement with the Company which provides for Mr. Gay's employment as Vice President of Human Resources. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Gay's base salary was $130,000 for 2001, excluding a 90-day period during which he voluntarily agreed to a 10% pay reduction. He may be awarded a bonus, at the sole discretion of the Board. Under the employment agreement, if Mr. Gay's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his base compensation through the term of the agreement. If Mr. Gay's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Gay may not compete with the Company in the same market for 24 months following the termination of his employment.

         Kolmer Employment Agreement. Mr. Kolmer has an employment and non-interference agreement with the Company which provides for Mr. Kolmer's employment as Vice President Finance. The initial term of the employment agreement terminates on September 1, 2002, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Kolmer's base salary was $125,000 for 2001, excluding a 90-day period during which he voluntarily agreed to a 10% pay reduction. He may be awarded a bonus, at the sole discretion of the Board. Under the employment agreement, if Mr. Kolmer's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his base compensation through the term of the agreement. If Mr. Kolmer's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Kolmer may not compete with the Company in the same market for 24 months following the termination of his employment.

         Esposito Employment Agreement. Mr. Esposito has an employment and non-interference agreement with the Company which provides for Mr. Esposito's employment as the Vice President of Sales and Marketing, Personal Safety Group. In December 2001, Mr. Esposito was promoted to Vice President of the Personal Safety Group. The initial term of the employment agreement terminates on July 31, 2003, subject to automatic renewal for an additional one-year period unless either party gives notice of its intention to not renew 90 days prior to the end of the then current term. The employment agreement can also be terminated at any time by the Company. Mr. Esposito's base salary was $130,000 for 2001, excluding a 90-day period during which he voluntarily agreed to a 10% pay reduction. He may be awarded a bonus, at the sole discretion of the Board. Under the employment agreement, if Mr. Esposito's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment of varying amounts, depending on the reason for termination, up to the full amount of his base compensation through the term of the agreement. If Mr. Esposito's employment is terminated voluntarily or for reasons of Cause (as defined in the employment agreement), no severance payment is made. Under the terms of the agreement, Mr. Esposito may not compete with the Company in the same market for 24 months following the termination of his employment.

Former Executive Officer

     Kennedy Employment Agreement. Mr. Kennedy had an employment and non-interference agreement with the Company which provided for Mr. Kennedy's employment as President of Allsafe. In 1999, Mr. Kennedy was promoted to Senior Vice President and Chief Operating Officer of the Personal Safety Group and
Executive Vice President of the Company in 2001. The initial term of the employment agreement terminated on May 6, 2001, at which time the term was automatically extended for a one-year period. Mr. Kennedy retired from the Company effective December 28, 2001. Mr. Kennedy's base salary was $208,000 for 2001.

INCENTIVE COMPENSATION PLANS

         The Company has adopted incentive compensation plans for its key management employees, which provide for annual cash bonuses payable if certain EBITDA, cash flow and individual performance targets are met. No payments were made to the Company's executive officers listed above during 2001 pursuant to these plans.

STOCK OPTION PLANS

         In connection with the Company's acquisition of Jackson Products, Inc. (its predecessor entity), the Company adopted a nonqualified stock option plan (the 1995 Option Plan) for its officers and key employees. Under the 1995 Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Under the 1995 Option Plan, options to purchase up to 3,198.04 shares of the Company's Class C common stock may be granted to eligible participants. Generally, these shares vest over a five-year period and may be exercised only if the holder is an employee of the Company. As of March 15, 2002, 965.79 shares of the Class C Common Stock of the Company have vested and are subject to exercise under the 1995 Option Plan. Up to 110.0 shares will vest in June 2002 at which time all outstanding shares under the 1995 Option Plan will be fully vested. All options currently outstanding under the 1995 Option Plan have an exercise price of $100 per share. All options expire on the earlier of (i) 10 years from the date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.

         In February 2001, the Company adopted a new stock option plan (the 2001 Option Plan) for its officers and key employees. Under the 2001 Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Under the 2001 Option Plan, options to purchase up to 5,831.35 shares of the Company's C common stock may be granted to eligible participants. Generally, these shares vest over a five-year period and may be exercised only if the holder is an employee of the Company. As of March 15, 2002, options have been granted for 3,660.00 shares of the Class C common stock of the Company under the 2001 Option Plan. Up to 1,464.00 shares will vest in 2003 and up to 732.00 shares will vest in each year ended February 1, 2004, 2005, and 2006. All options currently outstanding under the 2001 Option Plan have an exercise price of $1,071.33 per share. All options expire on the earlier of (i) 10 years and six months from the date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.

ITEM 12.   SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information, as of March 15, 2002, regarding beneficial ownership of the voting common stock of the Company held by: (i) each director of the Company, (ii) each current and former executive officer of the Company named in the table above captioned "Management--Executive Compensation--Summary Compensation Table", (iii) all directors and each current and former executive officer of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of its voting common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of voting common stock indicated as beneficially owned by them, except as otherwise noted.

                                                            AMOUNT OF BENEFICIAL
                                                                 OWNERSHIP(1)
                                                          ----------------------
                                                          NUMBER OF   PERCENTAGE
                                                            SHARES      OWNED
DIRECTORS AND EXECUTIVE OFFICERS:
George B. Kelly (2).........................................17,888       38.9 %
John W. Jordan II (3)(4).................................... 2,414        5.2
David W. Zalaznick(4)....................................... 2,414        5.2
Jonathan F. Boucher(4)...................................... 2,069        4.5
Christopher T. Paule (5).................................... 2,067        4.4
A. Richard Caputo, Jr. (4)..................................   757        1.6
John L. Garavaglia (6)......................................   691        1.5
Mark A. Kolmer (7)..........................................   321          *
Timothy A. Esposito (8).....................................   235          *

                                                            AMOUNT OF BENEFICIAL
                                                                 OWNERSHIP(1)
                                                          ----------------------
                                                          NUMBER OF   PERCENTAGE
                                                            SHARES      OWNED

F.H. Joe Gay (7)............................................   116          *
Gary L. Rosenthal (9).......................................   111          *
Gregory L. Elliott (10).....................................    --          *
Lincoln M. Kennedy (11).....................................    --          *
All directors and executive officers as a group (13 persons)
(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)............................
                                                            29,083       61.9 %

OTHER PRINCIPAL STOCKHOLDERS:
Summit Capital Group, LLC (11)..............................17,888       38.9 %
Massachusetts Mutual Life Insurance Company (12)............ 6,863       14.9
JZ Equity Partners PLC (13)................................. 6,438       13.9
Northwestern Mutual Life Insurance Company (14)............. 4,290        9.3
Leucadia Investors, Inc. (15)............................... 3,785        8.2
THK Private Equities (16)................................... 2,865        6.2
--------------

*........Indicates  beneficial  ownership  of less  than 1% of  shares of common stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed. As of March 15, 2002, there were 46,022 shares of voting common stock of the Company issued and outstanding.

(2) This figure includes 13,825 shares (30.0%) owned of record by Summit Capital II, L.P., 1,198 shares (2.6%) owned of record by Summit Capital Parallel, L.P. (Summit Parallel) and 2,865 shares (6.2%) owned of record by Summit Capital Co-Investment, II-A. L.P. (Summit Co-Investment and collectively with Summit Parallel, the Summit Entities), for which Summit Capital Group, LLC, as (i) the general partner of Summit Capital GP, II, L.P. which is the general partner of Summit Capital Group II, L.P. and (ii) the general partner of each of the Summit Entities, holds sole investment and voting power. Mr. Kelly, as a Managing Director of Summit Capital Group, LLC, may be deemed to be the beneficial owner of such shares. Mr. Kelly disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Mr. Kelly's address is 600 Travis, Suite 6110, Houston, Texas 77002.

(3) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is the trustee.

(4)  Messrs.  Jordan,  Zalaznick,  Caputo and  Boucher are  affiliated  with The
     Jordan  Company,  whose  address is 767 Fifth  Avenue,  New York,  New York
     10153.

(5) Includes immediately exercisable options to purchase 526 shares of common stock. Mr. Paule's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(6) Includes immediately exercisable options to purchase 250 shares of common stock. Mr. Garavaglia's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(7) The address of Messrs. Kolmer, Gay and Kennedy is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(8) Includes immediately exercisable options to purchase 150 shares of common stock. Mr. Esposito's address is 2997 Clarkson Road, Chesterfield, Missouri 63017.

(9) Includes 42 shares held of record held by The Rosenthal 1989 Trust, of which Mr. Rosenthal serves as trustees. Mr. Rosenthal's address is c/o Summit Capital Group, LLC, 600 Travis, Suite 6110, Houston, Texas 77002.

(10) Mr. Elliott's address is 600 Travis, Suite 6110, Houston, Texas 77002.

(11) This figure includes 13,825 shares (30.0%) owned of record by Summit Capital II, L.P., 1,198 shares (2.6%) owned of record by Summit Parallel and 2,865 shares (6.2%) owned of record by Summit1Co-Investment, for which Summit Capital Group, LLC, as (i) the general partner of Summit Capital GP II, L.P. which is the general partner of Summit Capital II, L.P. and (ii) the general partner of each of the Summit Entities, holds sole investment and voting power. The address of Summit Capital Group, LLC is 600 Travis, Suite 6110, Houston, Texas 77002.

(12) Includes 225 shares of common stock and immediately exercisable warrants to purchase 1036 shares of common stock held by MassMutual Corporate Value Partners Limited, 113 shares of common stock and immediately exercisable warrants to purchase 520 shares of common stock held by MassMutual Participation Investors and 226 shares of common stock and immediately exercisable warrants to purchase 1042 shares of common stock held by
     MassMutual Corporate Investors, each of which are affiliates of Massachusetts Mutual Life Insurance Company, and 660 shares of common stock and immediately exercisable warrants to purchase 3,040 shares of common stock held by Massachusetts Mutual Life Insurance Company. The address of Massachusetts Mutual Life Insurance Company is 1295 State Street, Springfield, Massachusetts 01111.

(13) Includes 1,152 shares of common stock and immediately exercisable warrants to purchase 5,286 shares of common stock. JZ Equity Partners PLC is a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company. See "Certain Relationships and Related Transactions." The address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, New York 10153.

(14) Includes 766 shares of common stock and immediately exercisable warrants to purchase 3,524 shares of common stock. The address of Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, 18th Floor, Milwaukee, Wisconsin 53203.

(15) The address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

(16) The address of THK Private Equities is 1730 So. El Camino Real, Suite 400, San Mateo, California 94402.

STOCKHOLDERS AGREEMENT

         In February 2001, the Company and its stockholders adopted a stockholders agreement (Stockholders Agreement) which replaced all other stockholders agreements among the Company and its stockholders. The Stockholders Agreement sets forth for certain rights and obligations of the Company and its stockholders with respect to, among other things, the election of directors, restrictions on transfer, co-sale rights, right to join sales, forced sales and registration rights. Pursuant to the Stockholders Agreement, the stockholders have agreed to vote their shares for the election of four members of the board of directors designated by affiliates of The Jordan Company and JZ Equity Partners PLC (the Jordan Investors) and three directors designated by Summit Capital II, LP, Summit Capital Parallel, LP and Summit Capital Co-Investment II-A, LP (the Summit Investors).

         The stockholders may only transfer shares of Common Stock in accordance with the Stockholders Agreement. The Company and the current stockholders have a right of first offer to purchase all or any portion of any shares of Common Stock to be transferred by any current stockholder, subject to certain limited exceptions, on the same terms put forth for such transfer by the selling stockholder. The Stockholders Agreement provides for preferences on the rights of first offer such that the Management Investors (as defined in the Stockholders Agreement) have the first right to purchase shares sold by any other Management Investor, the Jordan Investors have the first right to purchase shares sold by any other Jordan Investors and the Summit Investors have the first right to purchase shares sold by any other Summit Investors. The stockholders also have a right of first refusal to purchase any new securities issued by the Company.

         The Stockholders Agreement provides that on or after January 31, 2005, either a majority of the Jordan Investors or the Summit Investors may initiate a sale of the Company. Upon the initiation of a sale, a nationally recognized investment bank will be selected to consummate the sale. Designees of a majority of the board of directors appointed by the Jordan Investors and a majority of the board of directors appointed by the Summit investors shall negotiate the terms of any such sale.

         Pursuant to the Stockholders Agreement, the Institutional Investors (as defined in the New Stockholders Agreement) and Summit Investors have been granted demand and piggyback registration rights by the Company. All other Current Holders (as defined in the Stockholders Agreement) have been granted piggyback registration rights. The Company is required to bear all registration expenses in connection with each demand and piggyback registration and has agreed to indemnify the holders of demand and piggyback registration rights against, and provide contribution with respect to, certain liabilities under the Securities Act in connection with the demand and piggyback registrations.

         In connection with the fifth amendment to the Credit Facility and the sale of $13.0 million of units consisting of secured subordinated notes and warrants to certain of the Company's Stockholders and their affiliates, certain provisions of the Stockholders Agreement will be amended. These revisions will ensure that the procedures implemented for the sale of units do not violate the right of first refusal provisions in the Stockholders Agreement and that the notes, warrants and common stock issuable upon exercise of the warrants will be subject to the Stockholders Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         TJC Management Agreement. In connection with its acquisition by management investors and the Jordan Investors in August 1995, the Company entered into an agreement (the TJC Management Agreement) with The Jordan Company Management Corporation (TJMC), an affiliate of The Jordan Company. Under the TJC Management Agreement, the Company retains TJMC to render services to the Company relating to its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Management Agreement will expire in 2005, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the Company's offering in 1998 of 9 1/2% Senior Subordinated Notes due 2005, the Company and TJMC agreed to amend the TJC Management Agreement. The TJC Management Agreement, as amended, provides for an annual consulting fee payable on a quarterly basis equal to at least $600,000 but in no event greater than 2.5% of the Company's EBITDA (as defined in the TJC Management Agreement). In addition, the TJC Management Agreement provides for payment to TJMC of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by the Company with the assistance of TJMC. Such fees are subject to approval by the Company's board of directors.

     In February 2001, TJMC entered into an assignment of proceeds and security agreement which provides that 50% of all payments due under the TJC Management Agreement will be paid to Summit Capital Group LLC (Summit). Pursuant to the terms of the Credit Facility, payment of fees to TJMC and Summit is not permitted in the event of a payment or financial covenant default with respect to the Company's outstanding 9 1/2% Senior Subordinated Notes due 2005. Due to operating losses, generated by decreased sales volume and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain ratios under the Credit Facility as of December 31, 2001. These amounts are included in other expense and will be paid when legally permitted under the Credit Facility. As such, the Company expensed but did not pay $938,000 in fees related to the TJC Management Agreement during fiscal 2001. For the years ended December 31, 2000, and 1999, the Company expensed and paid $984,000 and $880,000, respectively, in fees related to the TJC Management Agreement.

         Directors Fees. In February 2002, the Company paid Gary Rosenthal, one of its directors, $75,000 as directors fees in 2001. No other director received compensation from the Company for services rendered during 2001.

         Credit Facility. As described above under "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," certain stockholders and their affiliates (including affiliates of Summit Capital II, L.P. and The Jordan Company) have committed to invest $13.0 million in the Company in connection with the fifth amendment to the Credit Facility. SCG Management, L.P. and The Jordan Company Management Corporation, affiliates of Summit Capital II, L.P. and The Jordan Company, will receive an aggregate fee of $375,000 in connection with this investment. The Company expects to receive a fairness opinion from an independent advisor in connection with this investment.

         The Company believes that the transactions referred to above are no less favorable than transactions which would have been obtained from unrelated third parties.

INDEBTEDNESS OF MANAGEMENT - EXECUTIVE OFFICERS

      In 1995, the Company made loans to certain employees to be used for the purchase of the Company's common stock. As of January 31, 2001, stockholder loans to executive officers in the aggregate amount of $43,000 were outstanding. The following table indicates information relating to this indebtedness for each executive officer listed below.

                           Amount Outstanding
                           (including accrued
                            interest) as of
              Name        January 31, 2001(1)   Maturity Date    Interest Rate
              ----        ----------------      -------------    -------------
Christopher T. Paule           $   37,054       March 31, 2006         7%
John L. Garavaglia, III           --                  --               7%
Timothy A. Esposito               --                  --               7%
Mark A. Kolmer                      8,469       March 31, 2006         7%
F.H. Joe Gay                      --                  --               7%

      In February 2001, all outstanding loans to the executive officers listed above were repaid except for the loans to Messrs. Paule and Kolmer in the principal amounts of $35,000 and $8,000, respectively. In February 2001, the Company made additional loans to certain executive officers in the aggregate amount of $438,250. The following table indicates information relating to this indebtedness for each executive officer listed below.

                           Amount Outstanding
                           (including accrued
                            interest) as of
              Name        December 31, 2001(1)  Maturity Date    Interest Rate
              ----        -----------------     -------------    -------------
Christopher T. Paule            $  168,356      March 31, 2006         7%
John L. Garavaglia, III            111,706      March 31, 2006         7%
Timothy A. Esposito                 53,193      March 31, 2006         7%
Mark A. Kolmer                      79,790      March 31, 2006         7%
F.H. Joe Gay                        53,193      March 31, 2006         7%
--------------
(1) The amount indicated combined with the amounts indicated in the sentence preceding this table represents the largest aggregate amount of indebtedness outstanding during the year ended December 31, 2001 for each executive officer listed.

DIRECTOR'S INDEMNIFICATION

         The Company has entered into indemnification agreements with each member of its board of directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as a result of such person's status as a director of the Company.

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

         (3)      Exhibits

         A list of the exhibits included as part of this Form 10-K is set forth below.

  Exhibit
  Number                                           Description                                           Reference
  ------                                           -----------                                           ---------
1.1          Purchase Agreement, dated as of April 16, 1998, by and among Jackson Products, Inc.            (a)
             (the Company), Jefferies & Company, Inc. and Goldman, Sachs & Co.

2.1          Stock Purchase Agreement, dated as of March 30, 1998, by and among Jackson Acquisition,        (a)
             Inc., NCH Corporation, American Allsafe Company and Silencio/Safety Direct, Inc.++
2.2          Stock Purchase Agreement, dated as of March 31, 1998, by and among Crystaloid                  (a)
             Technologies, Inc., the Management Sellers party thereto, Dahl Partners Incorporated and Crystaloid Electronics Company++
2.3(a)       Stock Purchase Agreement, dated as of June 5, 1998 by and among American Allsafe               (b)
             Company, the sellers party thereto and Kedman Company++
2.3(b)       First Amendment to Stock Purchase Agreement, dated as of June 18, 1998 by and among            (b)
             American Allsafe Company, the sellers party thereto and Kedman Company
2.3(c)       Second Amendment to Stock Purchase Agreement, dated as of July 22, 1998 by and among           (b)
             American Allsafe Company, the sellers party thereto and Kedman Company
2.3(d)       Third Amendment to Stock Purchase Agreement, dated as of July 22, 1998 by and among            (b)
             American Allsafe Company, the sellers party thereto and Kedman Company
2.4          Real Property Purchase Agreement, dated as of June 12, 1998 by and among American              (b)
             Allsafe Company and certain stockholders of Kedman Company
2.5(a)       Asset Purchase Agreement, dated as of April 20, 1999 by and among TMT-Pathway, L.L.C.          (c)
             and Morton International, Inc.++
2.5(b)       First Amendment to Asset Purchase Agreement, dated as of May 17, 1999 by and among             (c)
             TMT-Pathway, L.L.C. and Morton International, Inc.
2.6(a)       Stock Purchase Agreement dated as of December 29, 2000 by and among Jackson Products,          (f)
             Inc. SCG Acquisition LLC and the selling stockholders signatory thereto++
2.6(b)       First Amendment to Stock Purchase Agreement, dated as of February 1, 2001, by and among        (*)
             the Company and the selling stockholders signatory thereto
3.1          Third Amended and Restated Certificate of Incorporation of the Company                         (g)
3.2          Amended and Restated Bylaws of the Company                                                     (g)
4.1          Indenture, dated as of April 22, 1998, between the Company and State Street Bank and           (a)
             Trust Company, as Trustee
4.2          Supplemental Indenture, dated as of April 24, 1998, between the Company and State              (a)
             Street Bank and Trust Company, as Trustee
4.3          Form of Global Note                                                                            (a)
4.4          Stockholders Agreement, dated as of February 2, 2001, by and among the Company and its         (g)
             stockholders
4.5(a)       Jackson Products, Inc. 1995 Management Stock Option Plan, dated as of August 16, 1995+         (a)


4.5(b)       First Amendment to 1995 management Stock Option Plan, dated as of June 1, 1997+                (a)
4.5(c)       Form of Stock Option Agreement+                                                                (a)
4.6          Jordan Investors Subscription Agreement, dated as of August 16, 1995, by and among the         (a)
             Company and certain stockholders named therein
4.7(a)       Jackson Products, Inc. 2001 Non-Qualified Stock Option Plan+                                   (g)
4.7(b)       Form of 2001 Non-Qualified Stock Option Agreement+                                             (g)
4.8          Advisor Subscription Agreement, dated as of August 16, 1995, between the Company and           (a)
             Safety Partners, L.P.
4.9          Amended and Restated Management Subscription Agreement, dated as of February 2, 2001,          (g)
             by and among the Company and the stockholders party thereto+
4.10         Form of Non-Recourse Promissory Note between the Company and certain of its stockholders       (a)
4.11         Form of Stock Pledge Agreement between the Company and certain of its stockholders             (a)
4.12(a)      Securities Purchase Agreement, dated as of August 16, 1995, by and among the Company           (a)
             and certain stockholders named therein
4.12(b)      First Amendment to Securities Purchase Agreement, dated as of July 1, 1996, by and             (a)
             among the Company and certain stockholders named therein
4.13         Form of Warrant                                                                                (a)
10.1(a)      Credit Agreement, dated as of April 22, 1998, by and among the Company, BankBoston,            (a)
             N.A., as Agent, Mercantile Bank National Association, as Co-agent, the other lenders party thereto, and BancBoston Securities, Inc., as Syndication Agent and Arranger
10.1(b)      Amendment No. 1 to Credit Agreement, dated as of June 19, 1998, by and among the               (d)
             Company, BankBoston, N.A., as Agent and the other lenders party thereto
10.1(c)      Amendment No. 2 to Credit Agreement, dated as of May 17, 1999, by and among the                (e)
             Company, BankBoston, N.A., as Agent and the other lenders party thereto
10.1(d)      Amendment No. 3 to Credit Agreement, dated as of July 1, 2001, by and among the                (h)
             Company, BankBoston, N.A., as Agent and the other lenders party thereto.
10.1(e)      Amendment No. 4 to Credit Agreement, dated as of October 1, 2001, by and among the             (i)
             Company, Fleet National Bank, as Agent, and the other lenders party thereto
10.1(f)      Amendment No. 5 to Credit Agreement, dated as of March 29, 2002, by and among the               *
             Company, Fleet National Bank, as agent, and the other lenders party thereto
10.2         Revolving Note in the aggregate principal amount of $19,500,000                                (a)
10.3         Revolving Note in the aggregate principal amount of $10,500,000                                (a)
10.4         Acquisition Note in the aggregate principal amount of $61,750, 000                             (a)
10.5         Acquisition Note in the aggregate principal amount of $33,250,000                              (a)
10.6         Assignment and Agency Account Agreement, dated as of October 31, 2001, by and among the        (i)
             Company, certain of its subsidiaries and Fleet National Bank, as Agent under the Credit
             Agreement, as amended
10.7(a)      Guaranty, dated as of April 22, 1998, by and among Flex-O-Lite, Inc., OSD Envizion,            (a)
             Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc., American Allsafe
             Company, Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.7(b)      Guaranty, dated as of May 17, 1999,  by and between TMT-Pathway, L.L.C. and BankBoston,        (e)
             N.A., as Agent
10.8(a)      Stock Pledge Agreement, dated as of April 22, 1998, by and between the Company and             (a)
             BankBoston, N.A., as Agent
10.8(b)      Pledge Agreement, dated as of May 17, 1999, by and between the Company and BankBoston,         (e)
             N.A., as Agent
10.9         Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between              (a)
             Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.10        Stock Pledge Agreement (Subsidiaries), dated as of April 22, 1998, by and between              (a)
             Jackson Acquisition, Inc. and BankBoston, N.A., as Agent
10.11        Security Agreement, dated as of April 22, 1998, by and between the Company and                 (a)
             BankBoston, N.A., as Agent


10.12(a)     Security Agreement (Subsidiaries), dated as of April 22, 1998 by and among Flex-O-Lite,        (a)
             Inc., OSD Envizion, Inc., Crystaloid Technologies, Inc., Jackson Acquisition, Inc.,
             American Allsafe Company, Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.12(b)     Security Agreement (Subsidiaries), dated as of May 17, 1999, by and between                    (e)
             TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.13        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between the Company and BankBoston, N.A., as Agent
10.14        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.15        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.16        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between American Allsafe Company and BankBoston, N.A., as Agent
10.17        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.18        Patent Collateral Assignment and Security Agreement, dated as of April 22, 1998, by and        (a)
             between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.19        Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between the Company and BankBoston, N.A., as Agent
10.20        Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between Flex-O-Lite, Inc. and BankBoston, N.A., as Agent
10.21        Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between OSD Envizion, Inc. and BankBoston, N.A., as Agent
10.22        Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between American Allsafe Company and BankBoston, N.A., as Agent
10.23        Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between Silencio/Safety Direct, Inc. and BankBoston, N.A., as Agent
10.24(a)     Trademark Collateral Security and Pledge Agreement, dated as of April 22, 1998, by and         (a)
             between Crystaloid Technologies, Inc. and BankBoston, N.A., as Agent
10.24(b)     Trademark Collateral Security and Pledge Agreement, dated as of May 17, 1999, by and           (e)
             between TMT-Pathway, L.L.C. and BankBoston, N.A., as Agent
10.25        Form of Indemnification Agreement between the Company and its directors+                       (a)
10.26        Second Amended and Restated TJC Management Consulting Agreement, dated as of April 22,         (e)
             1998, by and between the Company and TJC Management Corporation
10.27        Assignment of Proceeds and Security Agreement, dated as of February 2, 2001, between           (g)
             TJC Management Corporation and Summit Capital Group LLC
10.28        Amended and Restated Employment Agreement, dated as of February 2, 2001, between the           (g)
             Company and Christopher T. Paule+
10.29(a)     Stock Appreciation Rights Agreement, dated as of April 22, 1998, between the Company           (a)
             and Christopher T. Paule+
10.29(b)     Stock Appreciation Rights Termination Agreement, dated as of February 2, 2001, between         (*)
             the Company and Christopher T. Paule+
10.30        Employment and Non-Interference Agreement, dated as of May 6, 1998, by and between             (a)
             American Allsafe Company and Lincoln M. Kennedy+
10.31        Employment and Non-Interference Agreement, dated as of May 6, 1998 by and between the          (*)
             Company and Lincoln M. Kennedy+
10.32        Employment and Non-Interference Agreement, dated as of September 1, 2000 by and between        (g)
             the Company and F. H. Joe Gay+
10.33        Employment and Non-Interference Agreement, dated as of September 1, 2000 by and between        (g)
             the Company and Mark A. Kolmer+
10.34        Employment and Non-Interference Agreement, dated as of September 1, 2000 by and between        (g)
             the Company and John L. Garavaglia, III+
10.35        Amended and Restated Intercompany Management Consulting Agreement, dated as of October         (e)
             21, 1996, by and among the Company and its subsidiaries



21.1         List of Subsidiaries of the Company                                                             *
25.1         Statement on Form T-1 of eligibility of the Trustee under the Trust Indenture Act              (a)

         ---------------

*        Filed herewith.

+        Indicates management contract or compensation plan or arrangement.

++ The schedules and exhibits to this agreement have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementary upon the request of the Securities and Exchange Commission.

(a) Incorporated by reference to the exhibits to the Registration Statement on Form S-4 of the Company filed with the Securities and Exchange Commission on September 14, 1998 and all amendments or supplements thereto.

(b) Incorporated by reference to the exhibits to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 1998.

(c) Incorporated by reference to the exhibits to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 21, 1999.

(d) Incorporated by reference to the exhibits to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 26, 1999.

(e) Incorporated by reference to the exhibits to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 16, 2000.

(f) Incorporated by reference to the exhibits to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on January 16, 2001.

(g) Incorporated by reference to the exhibits to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on April 2, 2001.

(h) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on August 14, 2001.

(i) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14 , 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      JACKSON PRODUCTS, INC.



                                      /s/ Christopher T. Paule
                                      -----------------------------
                                      Christopher T. Paule
                                      Chief Executive Officer, President and
                                      Chief Operating Officer

                                      Date:    April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                           DATE
-----------------            --------------------------------      -------------

/s/ George B. Kelly
---------------------------
George B. Kelly              Chairman of the Board                 April 1, 2002


/s/ Christopher T. Paule     Chief Executive Officer,              April 1, 2002
---------------------------  President and Chief Operating
Christopher T. Paule         Officer (principal executive
                             officer)

/s/ Mark A. Kolmer           Vice President Finance and            April 1, 2002
---------------------------  Secretary (principal financial
Mark A. Kolmer               and accounting officer)

/s/ Gary L. Rosenthal
---------------------------
Gary L. Rosenthal            Director                              April 1, 2002

/s/ Gregory L. Elliott
---------------------------
Gregory L. Elliott           Director                              April 1, 2002

/s/ John W. Jordan II
---------------------------
John W. Jordan II            Director                              April 1, 2002

/s/ David W. Zalaznick
---------------------------
David W. Zalaznick           Director                              April 1, 2002

/s/ A. Richard Caputo, Jr.
---------------------------
A. Richard Caputo, Jr.       Director                              April 1, 2002

/s/ Jonathan F. Boucher
---------------------------
Jonathan F. Boucher          Director                              April 1, 2002

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                                               INDEPENDENT AUDITORS' REPORT



The Board of Directors
Jackson Products, Inc.:


We have audited the accompanying consolidated balance sheets of Jackson Products, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jackson Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.







St. Louis, Missouri
March 8, 2002, except for note 7
     which is as of March 29, 2002

                                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                           December 31, 2001 and 2000

                          Assets                                                          2001            2000
                                                                                        --------        --------
                                                                                        (In thousands, except
                                                                                              share data)
Current assets:
    Cash .......................................................................       $     358             388
    Accounts receivable, net of allowance for doubtful
      accounts of $1,072 and $1,275 at
      December 31, 2001 and 2000, respectively .................................          26,882          24,875
    Inventories ................................................................          34,848          38,025
    Deferred tax assets ........................................................           2,206           3,391
    Prepaid expenses ...........................................................           1,582           1,369
                                                                                       ---------        --------
             Total current assets ..............................................          65,876          68,048
                                                                                       ---------        --------
Property, plant, and equipment, net ............................................          37,880          42,114
Intangibles ....................................................................          42,432          59,772
Deferred financing costs .......................................................           3,440           4,751
Deferred tax assets ............................................................          16,330           9,039
                                                                                       ---------        --------
                                                                                       $ 165,958         183,724
                                                                                       =========        ========
           Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable ...........................................................       $  13,653          14,504
    Other accrued liabilities ..................................................           5,926           5,546
    Accrued interest ...........................................................           2,326           2,723
    Accrued income taxes .......................................................             407             374
    Current portion of long-term debt ..........................................          11,875           8,907
                                                                                       ---------        --------
             Total current liabilities .........................................          34,187          32,054
                                                                                       ---------        --------
Long-term debt .................................................................         203,680         205,744
Other noncurrent liabilities ...................................................           4,073           4,073
Stockholders' deficit:
    Class A common stock, $0.01 par value. Authorized 100,000 shares authorized;
      43,172 shares issued and outstanding at December 31, 2001 and 38,350 issued and outstanding
      at December 31, 2000 .....................................................            --              --
    Class B common stock, $0.01 par value. Authorized 45,000
      shares; issued and outstanding 15,647 shares at
      December 31, 2001 ........................................................            --              --
    Class C common stock, $0.01 par value. Authorized 15,000
      shares authorized; 2,849 shares issued and outstanding at
      December 31, 2001 and 8,526 issued and outstanding at
      December 31, 2000 ........................................................            --              --
    Additional paid-in capital .................................................           5,173           2,952
    Accumulated other comprehensive loss .......................................            (515)           (844)
    Loans due on common stock purchases ........................................            (561)           (329)
    Accumulated deficit ........................................................         (80,079)        (59,926)
                                                                                       ---------        --------
             Total stockholders' deficit .......................................         (75,982)        (58,147)
                                                                                       ---------        --------
                                                                                       $ 165,958         183,724
                                                                                       =========        ========

                          See accompanying notes to consolidated financial statements.

                                                        F2

                            JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                         Years ended December 31, 2001, 2000, and 1999

                                                         2001            2000            1999
                                                      ---------        --------        --------
                                                                        (In thousands)
Net sales .....................................       $ 200,198         221,176         213,208
Operating expenses:
     Cost of sales ............................         147,050         153,883         145,120
     Restructuring charges ....................           3,805            --              --
     Selling, general, and administrative .....          35,131          36,328          35,261
     Amortization of intangibles ..............          15,008          17,733          15,023
     Impairment of intangibles  ...............           2,138            --              --
                                                      ---------        --------        --------
                 Total operating expenses .....         203,132         207,944         195,404
                                                      ---------        --------        --------
                 Operating (loss) income ......          (2,934)         13,232          17,804
Other:
     Interest expense .........................         (19,709)        (20,744)        (19,347)
     Amortization of deferred financing costs .          (1,500)         (1,500)         (1,501)
     Transaction related expenses .............          (1,211)           --              --
     Other ....................................            (852)         (1,069)           (880)
                                                      ---------        --------        --------
                 Loss before income tax benefit         (26,206)        (10,081)         (3,924)
Income tax benefit ............................          (6,053)         (3,287)         (1,172)
                                                      ---------        --------        --------
                 Net loss .....................       $ (20,153)         (6,794)         (2,752)
                                                      =========        ========        ========

                  See accompanying notes to consolidated financial statements.


                                               F3

                                              JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Stockholders' Deficit
                                           Years ended December 31, 2001, 2000, and 1999

                                                                                 Accumulated
                                        Class A     Class B  Class C  Additional   other       Due on
                                        common      common   common    paid-in   comprehensive common      Accumulated
                                         stock       stock    stock    capital     income       stock        deficit        Total

Balance at December 31, 1998 ...      $   --          --       --       2,952         59        (343)       (50,380)       (47,712)
Comprehensive loss:
   Net loss ....................          --          --       --        --         --          --           (2,752)        (2,752)
   Cumulative translation
     adjustment ................          --          --       --        --         (738)       --             --             (738)
                                                                                                                           -------
Comprehensive loss .............          --          --       --        --         --          --             --           (3,490)
Payment of loans on
   common stock ................          --          --       --        --         --            14           --               14
                                       -------        --       --       -----       ----        ----        -------        -------
Balance at December 31, 1999 ...          --          --       --       2,952       (679)       (329)       (53,132)       (51,188)
Comprehensive loss:
   Net loss ....................          --          --       --        --         --          --           (6,794)        (6,794)
   Cumulative translation
     adjustment ................          --          --       --        --         (165)       --             --             (165)
                                                                                                                           -------
Comprehensive loss .............          --          --       --        --         --          --             --           (6,959)
                                       -------        --       --       -----       ----        ----        -------        -------
Balance at December 31, 2000 ...          --          --       --       2,952       (844)       (329)       (59,926)       (58,147)
Comprehensive loss:
   Net loss ....................          --          --       --        --         --          --          (20,153)       (20,153)
   Cumulative translation
     adjustment ................          --          --       --        --          329        --             --              329
                                                                                                                           -------
Comprehensive loss .............       (19,824)
   Payment of stock appreciation
     rights and buyout of options         --          --       --       2,221       --          --             --            2,221
   Purchase of common
     stock, net of loan
     payments ..................          --          --       --        --         --          (232)          --             (232)
                                       -------        --       --       -----       ----        ----        -------        -------
Balance at December 31, 2001 ...      $   --          --       --       5,173       (515)       (561)       (80,079)       (75,982)
                                       =======        ==       ==       =====       ====        ====        =======        =======

                                    See accompanying notes to consolidated financial statements.


                                                                 F4

                                 JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                              Years ended December 31, 2001, 2000, and 1999

                                                                   2001            2000           1999
                                                                 --------        --------       --------
                                                                              (In thousands)
Cash flows from operating activities:
    Loss before extraordinary item .......................       $(20,153)        (6,794)        (2,752)
    Adjustments to reconcile loss
        before extraordinary item to net cash
        provided by operating activities:
           Depreciation ..................................          6,896          8,546          6,715
           Deferred income taxes .........................         (6,105)        (3,750)        (1,823)
           Amortization of deferred financing costs,
              intangibles, and debt discount .............         16,623         19,347         16,639
           Impairment of intangibles .....................          2,138           --             --
           Changes in operating assets and
              liabilities, net of effects of acquisitions:
                 Accounts receivable .....................         (2,007)           718            353
                 Inventories .............................          3,177         (3,564)         3,142
                 Accounts payable ........................           (851)         1,629         (5,794)
                 Other accrued liabilities ...............            380         (1,291)           (42)
                 Accrued interest ........................           (397)          (592)          (344)
                 Accrued taxes ...........................             33            (86)          (615)
                 Other, net ..............................          1,362         (1,667)          (335)
                                                                 --------        -------        -------
                    Net cash provided by
                       operating activities ..............          1,096         12,496         15,144
                                                                 --------        -------        -------
Cash flows from investing activities:
    Acquisition of businesses including transaction
        costs, net of cash acquired ......................           --             --          (39,928)
    Capital expenditures .................................         (3,904)        (5,862)        (5,836)
                                                                 --------        -------        -------
                    Net cash used in investing
                       activities ........................         (3,904)        (5,862)       (45,764)
                                                                 --------        -------        -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt .............           --             --           35,700
    Prinipal payment on long-term debt ...................        (10,778)        (6,500)          --
    Purchase of common stock, net of loan
                                                                     (232)          --               14
    Payment of SAR's and buyout of options ...............          2,221           --             --
    Net borrowings on revolving working
        capital facility .................................         11,567             10         (5,177)
                                                                 --------        -------        -------
                    Net cash (used in) provided by
                       financing activities ..............          2,778         (6,490)        30,537
                                                                 --------        -------        -------
                    Increase (decrease) in cash ..........            (30)           144            (83)
Cash, beginning of year ..................................            388            244            327
                                                                 --------        -------        -------
Cash, end of year ........................................       $    358            388            244
                                                                 ========        =======        =======

                      See accompanying notes to consolidated financial statements.


                                                    F5

(1)  THE COMPANY

     Jackson Acquisition Corp., a Delaware corporation, was formed on July 27, 1995 for the purpose of acquiring all of the outstanding common stock of Jackson Holding Company, a Delaware corporation (Holding), which owned all of the outstanding common stock of Jackson Products, Inc. On August 16, 1995, Jackson Acquisition Corp. purchased all of the outstanding stock of Holding for $129,000. Immediately following this stock purchase, Jackson Acquisition Corp. and Jackson Products, Inc. were merged into Holding, with Holding surviving the merger. Following the merger, Holding was renamed Jackson Products, Inc. and is referred to in this document as the Company.

     The Company directly or indirectly owns 100% of the outstanding common stock of American Allsafe Company (Allsafe); Silencio Safety Direct, Inc. (Silencio); Crystaloid Technologies Inc. (Crystaloid); Jackson Products Europe GmbH (Jackson Products Europe) (formerly Lansec Holding GmbH); TMT-Pathway, L.L.C. (TMT-Pathway); Flex-O-Lite, Inc. (Flex-O-Lite Inc.); and Flex-O-Lite, Ltd. (Flex-O-Lite Ltd). During 1999, former subsidiaries of the Company, OSD Envision, Inc. (OSD) and Kedman Company (Kedman) were merged into the Company and Allsafe, respectively.

     On February 2, 2001, the closing of the transactions contemplated under the Stock Purchase Agreement, (the Purchase Agreement), dated December 29, 2000, between the Company, SCG Acquisition LLC, an affiliate of Summit Capital Group, LLC (SCG), and the then stockholders of the Company (the Stockholders), as amended February 1, 2001, occurred. Pursuant to the terms of the Purchase Agreement, the Stockholders sold 50% of the common stock of the Company (the Common Stock) to affiliates of SCG. In consideration for the stock purchased pursuant to the Purchase Agreement, at the closing, SCG paid the Stockholders an aggregate of $41,500, less certain fees and expenses. The transaction was approved by the board of directors of the Company and SCG.

     The Company is a leading designer, manufacturer and distributor of safety products serving a variety of niche applications within the personal and highway safety markets, principally throughout North America and Europe. The Company markets its products under established, well-known brand names to an extensive network of thousands of distributors, wholesalers, contractors and government agencies. The Company currently has two reportable business segments: Personal Safety Products (PSP) and Highway Safety Products (HSP). The personal safety segment (operating through the Company, Allsafe, Silencio, Crystaloid and Jackson Products Europe) offers products designed to provide eye and face protection, head protection, hearing protection and other personal safety. The highway safety segment (operating through TMT-Pathway, Flex-O-Lite Inc. and Flex-O-Lite Ltd) offers reflective glass beads, traffic safety and work zone protection equipment, traffic markings, and traffic markings application equipment.

(2)  ACQUISITIONS

     On May 17, 1999, the Company, through its wholly owned subsidiary, TMT-Pathway, acquired the assets of Morton Traffic Markings, a division of Morton International, Inc. for $36,295 (the TMT-Pathway Acquisition), net of a $1,696 purchase price adjustment. TMT-Pathway manufactures and distributes traffic coatings and specialized coating applications equipment for the highway safety market. Intangible assets in the amount of $22,630 were recorded in connection with the acquisition and are being amortized over three to five years.

                                       F6

     The TMT-Pathway Acquisition was accounted for using the purchase method of accounting. Accordingly, total purchase cost for this transaction has been allocated to the assets and liabilities of the company based on the respective fair value. The results of operations of the acquired business has been included in the consolidated financial statements since the acquisition date.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation. Certain 2000 and 1999 balances have been reclassified to conform to 2001 presentation.

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

          CONSOLIDATED STATEMENTS OF CASH FLOWS

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 2001, 2000, and 1999 totaled $19,938, $21,240 and $18,889, respectively. Taxes paid for the years ended December 31, 2001, 2000, and 1999 totaled $165, $475 and $1,384, respectively.

          REVENUE AND ACCOUNTS RECEIVABLE

          The Company recognizes revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. The terms of shipment are generally FOB shipping point and no customer rights of return exist. The Company's sales are primarily North American, with customers generally located throughout the United States, Canada and Europe.

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the years ended December 31, 2001, 2000 and 1999, the Company had no customers whose purchases exceeded 10% of net sales, nor did any customers account receivable balance exceed 10% of total accounts receivable as of December 31, 2001, 2000 and 1999.

                                       F7

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

          Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements, 7 - 40 years; and machinery and equipment, 2 - 18 years. Leasehold improvements, which are included in buildings and improvements, are depreciated over the shorter of the term of the respective lease or the life of the respective improvement.

          INTANGIBLE ASSETS

          The excess of cost over the net tangible assets acquired consists of patents, customer lists, technology-related agreements, and goodwill and is amortized on a straight-line basis over periods ranging from 2
          - 15 years. The Company periodically assesses the recoverability of its intangible assets based on the expected undiscounted cash flows over the remaining life of the related assets.

          IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE DISPOSED
          OF

          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is estimated utilizing discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

          DEFERRED FINANCING COSTS

          Deferred financing costs, consisting of fees and other expenses associated with the debt financing, are amortized over the term of the related debt using the effective interest method. In connection with the refinancing, as discussed in note 7, the Company recorded deferred financing fees totaling $8,300.

          RELATED-PARTY TRANSACTIONS

          TJC Management Agreement. In connection with its acquisition by management investors and investors affiliated with The Jordan Company in August 1995, the Company entered into an agreement (the TJC Management Agreement) with The Jordan Company Management Corporation
          (TJMC),  an affiliate of The Jordan Company.  Under the TJC Management

                                       F8

          Agreement, the Company retains TJMC to render services to the Company relating to its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. The TJC Management Agreement will expire in 2005, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the Company's offering of Notes (as defined in Note 7 below) due 2005, the Company and TJMC agreed to amend the TJC Management Agreement. The TJC Management Agreement, as amended, provides for an annual consulting fee payable on a quarterly basis equal to at least $600 but in no event greater than 2.5% of the Company's EBITDA (as defined in the TJC Management Agreement). In addition, the TJC Management Agreement provides for payment to TJMC of (i) an investment banking and sponsorship fee of up to 2% of the purchase price of certain acquisitions or sales involving the Company and (ii) a financial consulting fee of up to 1% of any debt, equity or other financing arranged by the Company with the assistance of TJMC. Such fees are subject to approval by the Company's board of directors.

          In February 2001, TJMC entered into an assignment of proceeds and security agreement which provides that 50% of all payments due under the TJC Management Agreement will be paid to Summit Capital Group LLC (Summit). Pursuant to the terms of the 1998 Credit Facility (as defined below in Note 7), payment of fees to TJMC and Summit is not permitted in the event of a payment or financial covenant default with respect to the Company's outstanding Notes. Due to operating losses, generated by decreased sales volume and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain ratios under the Credit Facility as of December 31, 2001. As such, the Company expensed but did not pay $938 in fees related to the TJC Management Agreement during fiscal 2001. These amounts are included in other expense and will be paid when legally permitted under the Credit Facility. For the years ended
          December 31, 2000, and 1999, the Company expensed and paid $984 and $880, respectively, in fees related to the TJC Management Agreement.

          Directors Fees. In February 2002, the Company paid Gary Rosenthal, one of its directors, $75 as directors fees in 2001. No other director received compensation from the Company for services rendered during 2001.

          Credit Facility. Certain stockholders and their affiliates (including affiliates of Summit Capital II, L.P. and The Jordan Company) have committed to invest $13,000 in the Company in connection with the fifth amendment to the Credit Facility. SCG Management, L.P. and The Jordan Company Management Corporation, affiliates of Summit Capital II, L.P. and The Jordan Company, will receive an aggregate fee of $375 in connection with this investment. The Company expects to receive a fairness opinion from an independent advisor in connection with this investment.

          Indebtedness of Management. In connection with the August 1995 JPI Acquisition, the Company loaned certain employees $427, of which $43 and $329 was outstanding as of December 31, 2001 and 2000, respectively. In connection with the February 2001 Purchase Agreement, the Company loaned certain employees $518, of which $518 is outstanding as of December 31, 2001. All of the loans are due upon the earlier of March 31, 2006, or within 90 days after a borrower ceases to be an employee of the Company. The loans relate to the purchase of

                                       F9
          common stock of the Company, are collateralized by the pledge of common shares of the Company, may be prepaid in part or in full without notice or penalty, and are represented by nonrecourse promissory notes which bear interest at a rate per annum of 7%. The loans have been recorded as an increase in stockholders' deficit in the consolidated financial statements.

          FINANCIAL INSTRUMENTS

          The fair market value of those long-term obligations, which carry variable rates, approximates carrying value since the interest rates are periodically adjusted for changes in market interest rates. The fair market value of the Company's Notes (as defined in Note 7 below) is estimated based on quoted market prices for the same or similar issues with the same remaining maturities and overall financial condition. As of December 31, 2001 and 2000, the fair value of the Notes were $59,800 and $98,900 compared to the carrying values of $114,701 and $114,586, respectively.

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

          COMPREHENSIVE INCOME

          The Company's comprehensive loss is impacted only by foreign currency translation adjustments, which resulted in additional income (loss) of $329, ($165) and ($738) for the years ended December 31, 2001, 2000 and 1999, respectively.

          RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Statement No. 142, Goodwill And Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of

                                       F10

          Long-Lived  Assets and for  Long-Lived  Assets to Be Disposed  Of. The
          Company  is  required  to  adopt  the   provisions  of  Statement  141
          immediately, and Statement 142 effective January 1, 2002.

          Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

          As of December 31, 2001, the Company had unamortized identifiable intangible assets in the amount of approximately $42,400, which were subject to the transition provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $15,000 for the year ended December 31, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. The Company is in the process of reviewing the provisions of this statement, which must be adopted by 2002, to evaluate its impact on the financial statements. Management does not believe adoption of this standard will have a material adverse effect on the Company's financial statements.

(4)  INVENTORIES

          Inventories consist of the following:

                                                 2001        2000
                                             ----------   ----------

                Raw materials                 $  10,518      11,990
                Work in process                   6,920       6,330
                Finished goods                   17,410      19,705
                                              ---------    --------
                                              $  34,848      38,025
                                              =========    ========


                                       F11

(5)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                             2001          2000
                                           --------     --------
        Land ........................       $ 2,973        3,525
        Buildings and improvements ..        14,141       16,107
        Machinery and equipment .....        49,558       46,869
                                            -------       ------
                                             66,672       66,501
        Less accumulated depreciation        28,792       24,387
                                            -------       ------
                                            $37,880       42,114
                                            =======       ======


     Depreciation expense totaled $6,896, $8,546 and $6,715 for the years ended December 31, 2001, 2000, and 1999, respectively.

(6)  INTANGIBLES

     Intangibles consist of the following:

                                                     2001        2000
                                                  ----------   ---------
        Goodwill ...............................  $103,943      108,753
        Customer lists and unpatented technology    15,362       15,362
        Patents and other ......................    14,198       14,198
                                                  --------      -------
                                                   133,503      138,313
        Less accumulated amortization ..........    91,071       78,541
                                                  --------      -------
                                                  $ 42,432       59,772
                                                  ========      =======


     During the  fourth  quarter  of fiscal  2001,  the  Company  recognized  an impairment loss as certain events have occurred which have diminished the infrastructure and severely impaired Goodwill associated with the acquisition of Jackson Products Europe. Additionally, the sum of expected undiscounted cash flows is less than the carrying amount of the Goodwill. As such, the Company has recorded an impairment loss of $2,138 for the remaining unamortized Goodwill at Jackson Products Europe.

                                       F12

(7)  LONG-TERM DEBT

     Long-term obligations consist of the following:

                                                     2001             2000
                                                  ---------       ---------
       Acquisition facility ...................   $  84,222          95,000
        Revolving working capital facility           16,632           5,065
        9.50% senior subordinated notes ..          115,000         115,000
        Unamortized debt discount ........            (299)           (414)
                                                   --------        --------
                                                    215,555         214,651
        Less current maturities ...............      11,875           8,907
                                                   --------        --------
                                                  $ 203,680         205,744
                                                   =========        ========


          CREDIT AGREEMENT

          During 1998, the Company entered into a credit agreement (as amended, the Credit Facility) with a group of banks (the Credit Facility Lenders), which provided for two lines of credit in the aggregate amount of $125,000. The lines consist of an acquisition facility in the principal amount of up to $95,000 and a revolving credit facility in the principal amount of up to $30,000. The Credit Facility was amended on June 19, 1998 to include Swing Line Loans, which allowed the Company to borrow up to $3,000 from the Swing Line Bank (Fleet National Bank) so long as all the sum of the outstanding swing line loans, revolving credit loans and letters of credit outstanding did not exceed the total commitment under the revolving credit facility of $30,000. A second amendment to the Credit Facility was entered into on May 17, 1999 to increase the acquisition facility to $105,000 and permit the Company's acquisition of TMT-Pathway. The Company could not borrow under the acquisition facility beyond April 30, 2001 at which time the commitment of the Credit Facility Lenders to advance additional funds under the acquisition facility was scheduled to expire and the principal amount of the acquisition facility became due in quarterly installments having a final maturity of March 31, 2004. The Credit Facility contains several financial covenants based on operating results for the previous four quarters. Due to operating losses generated by decreased sales volume and gross margin percentages and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial covenants under the Credit Facility as of June 30, 2001, September 30, 2001 or December 31, 2001. A third amendment to the Credit Facility was entered into effective July 1, 2001, pursuant to which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through September 30, 2001, the usage under the revolving credit facility was limited to $24,000 and the applicable margin for base rate and LIBOR based loans was increased to 2.0% and 3.0%, respectively. A fourth amendment to the Credit Facility was entered into on October 1, 2001, pursuant to which the Credit Facility Lenders agreed to extend their forbearance through March 31, 2002 and make other modifications to the Credit Facility, including increasing the applicable margin for base rate and LIBOR based loans

                                       F13
          to 3.0% and 4.0%, respectively, and for certain loans to a fixed rate of 15% per annum, imposing additional limitations on usage under the revolving credit facility, and adding additional financial covenants pertaining to minimum levels of EBITDA and maximum levels of capital expenditures.

          A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders have agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13,000 investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12,000 of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). Until the effectiveness of the fifth amendment (anticipated to occur on or prior to April 12, 2002), the usage on the revolving credit facility is capped at $21,000. The fifth amendment authorizes the Company to sell and certain stockholders and their affiliates, including Summit Capital II, L.P. and the Jordan Company LLC, have committed to purchase $13,000 of units consisting of secured senior subordinated notes (the Secured Senior Subordinated Notes) and warrants for shares of common stock of the Company. The terms and conditions of the Secured Senior Subordinated Notes must be satisfactory to the Credit Facility Lenders, and must include the following terms:

               o    a maturity date of December 31, 2004;

               o an interest rate of 15% per annum, of which (i) 10% will be payable in cash semi-annually in arrears and (ii) 5% will be payable in-kind compounded semi-annually;

               o    subordination  in right of payment  to the  Credit  Facility
                    Lenders;

               o    subordinated   second  lien   security   interests   in  the
                    collateral   securing  the  obligations   under  the  Credit
                    Facility;

               o no repayment or redemption prior to the repayment in full of all obligations; and

               o no financial or other covenants which are more restrictive than the Credit Facility.

          Subject to the investment in the Company by its stockholders and their affiliates (described above) and the use of $12,000 of the proceeds of such investment to repay the acquisition facility, the fifth amendment will, among other things, reset the amortization on the acquisition facility, reset the financial covenants and establish maximum capital expenditure amounts, each of which are described in the tables below:



                                       F14

          Amortization on the acquisition facility shall be reset as follows:



               QUARTER ENDING                                AMOUNT
               --------------                                ------
               03/31/02.........................             $1,250
               06/30/02.........................             $1,250
               09/30/02.........................             $1,250
               12/31/02.........................             $1,250
               03/31/03.........................             $2,500
               06/30/03.........................             $2,500
               09/30/03.........................             $2,500
               12/31/03.........................             $2,500
               03/31/04.........................             $3,000
               Maturity Date (06/30/04).........  Remaining Balance


          The following financial covenants were established in the fifth amendment:



          EBITDA TO TOTAL INTEREST EXPENSE

          The Company will not permit the ratio of the EBITDA (as defined in the Credit Facility) of the Company and its restricted subsidiaries to Consolidated Total Interest Expense (as defined in the Credit Facility) for any period of four consecutive fiscal quarters ending during any period described in the table set forth below to be less than the ratio set forth opposite such period in such table:


                                       F15

               PERIOD ENDED                             RATIO
               ------------                             -----
               03/31/02..............................   1.45:1.00
               06/30/02..............................   1.55:1.00
               09/30/02..............................   1.60:1.00
               12/31/02..............................   1.70:1.00
               03/31/03..............................   1.75:1.00
               06/30/03 .............................   1.85:1.00
               09/30/03..............................   1.95:1.00
               12/31/03  and  at  the  end  of  each
               quarter thereafter....................   2.00:1.00


          LEVERAGE RATIO

          The Company will not permit the Leverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter ending during any period described in the table set forth below to exceed the ratio set forth opposite such period in such table:



               PERIOD ENDED                             RATIO
               ------------                             -----
               03/31/02.............................   7.55:1.00
               06/30/02.............................   7.45:1.00
               09/30/02.............................   6.85:1.00
               12/31/02.............................   6.25:1.00
               03/31/03.............................   6.15:1.00
               06/30/03.............................   6.00:1.00
               09/30/03.............................   5.75:1.00
               12/31/03  and  at  the  end  of  each
               quarter thereafter...................   5.50:1.00

                                       F16

          CONSOLIDATED OPERATING CASH FLOW TO TOTAL DEBT SERVICE

          The Company will not, for any period of four consecutive fiscal quarters ending during any period described in the table set forth below, permit the ratio of (i) Consolidated Operating Cash Flow (as defined in the Credit Facility) for such period to (ii) the sum of (a) Consolidated Total Interest Expense for such period and (b) all required payments of principal (including the principal component of capitalized lease payments) in respect of indebtedness due and payable by the Company and/or its restricted subsidiaries during such period to be less than the ratio set forth opposite such period in such table:


               PERIOD ENDED                            RATIO
               ------------                            -----
               03/31/02.............................   0.80:1
               06/30/02.............................   0.90:1
               09/30/02.............................   1.00:1
               12/31/02  and  at  the  end  of  each
               quarter thereafter ..................   1.05:1


          MINIMUM EBITDA

          The Company will not permit EBITDA for any period ending on the dates set forth below, to be less than the amount set forth opposite such date in such table:



               PERIOD ENDED                              AMOUNT
               ------------                              ------
               01/01/02 - 03/31/02..................     $5,300
               01/01/02 - 04/30/02..................     $8,500
               01/01/02 - 05/31/02..................    $12,400
               01/01/02 - 06/30/02..................    $16,550
               01/01/02 - 07/31/02..................    $20,225

                                       F17

               01/01/02 - 08/31/02..................    $24,075
               01/01/02 - 09/30/02..................    $27,700
               01/01/02 - 10/31/02..................    $30,275
               01/01/02 - 11/30/02..................    $31,800
               01/01/02 - 12/31/02..................    $32,825
               04/01/02 - 03/31/03..................    $33,000
               07/01/02 - 06/30/03..................    $33,500
               10/01/02 - 09/30/03..................    $34,000
               01/01/03 - 12/31/03..................    $34,400
               04/01/03 - 03/31/04..................    $34,700


          MAXIMUM CAPITAL EXPENDITURES

          The Company will not permit capital expenditures for any fiscal year to be greater than the amount set forth opposite such year in the table below.



               PERIOD ENDED                             AMOUNT
               ------------                             ------
               01/01/02 - 03/31/02..................    $2,000
               01/01/02 - 06/30/02..................    $4,000
               01/01/02 - 09/30/02..................    $5,000
               01/01/02 - 12/31/02..................    $5,900
               01/01/03 - 03/31/03..................    $2,600
               01/01/03 - 06/30/03..................    $5,100
               01/01/03 - 09/30/03..................    $6,400
               01/01/03 - 12/31/03..................    $7,600


                                       F18

          The Credit Facility, as amended, allows the total commitment of $30,000 under the revolving credit facility to be available for borrowing, subject to usage caps of $22,500 during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of March 29, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. Pursuant to the fifth amendment, the Company will not be permitted to request LIBOR Rate Loans having an interest period which exceeds one month until the issuance of the Secured Senior Subordinated Notes. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 6.8% and 8.9% at December 31, 2001 and 2000, respectively. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $500.

          AVAILABLE CREDIT CAPACITY

          As of December 31, 2001, the Company had the following amounts outstanding under the Credit Facility

               AMOUNTS OUTSTANDING -- CREDIT FACILITY
                                                  AMOUNT
               -----------------------------------------
               Acquisition Facility ....       $ 84,222
               Revolving Credit Facility         16,632
               Letters of Credit .......          1,760
                                                --------
               Total Amount Outstanding        $102,614
                                                ========


          As of April 30, 2001, the commitment of the Credit Facility Lenders to make additional advances under the acquisition facility had expired in accordance with its original terms and, as a result of the fourth amendment to the Credit Facility, the Company's borrowing capacity under the revolving credit facility was limited to an amount that varied periodically from $26,000 to $19,000. As of December 31, 2001, the usage cap was $20,000 and the Company had available borrowing capacity of $1,608 under the Credit Facility. As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility will be increased to $30,000, subject to the periodic usage caps described above.

                                       F19

          ASSIGNMENT AND AGENCY ACCOUNT AGREEMENT

          On October 31, 2001, the Company entered into an Assignment and Agency Account Agreement with Fleet National Bank as agent for the Credit
          Facility  Lenders.  Under this  agreement,  the  Company  pledged  and assigned as collateral, for the benefit of the Credit Facility Lenders, a security interest in and lien on, to and under all of the depository, disbursement and investment and other bank accounts now or hereafter maintained by the Company (the DDAs), together with all cash, cash equivalents, checks and other property of any nature deposited into such DDAs and all proceeds thereon. In addition, under this agreement, the Company has agreed to deposit all cash receipts, checks and cash proceeds from its operations into such DDAs. In the case of the occurrence and continuation of an Event of Default, as defined in the Credit Facility, the Credit Facility Lenders are authorized to terminate the Company's access to the DDAs and the contents thereof, and the Credit Facility Lenders are permitted to withdraw  any  and  all  sums  from  the  DDAs  in  order  to  satisfy obligations which have become due and payable under the Credit Facility. In addition, under this agreement, the Company has agreed to deposit all cash receipts, checks and cash proceeds from its operations into DDAs maintained by the Credit Facility Lenders.

          SENIOR SUBORDINATED NOTES

          On April 16, 1998, the Company offered $115,000 aggregate principal amount of Senior Subordinated Notes (the Notes) due April 15, 2005 (the Offering). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1998. The payments of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries (Guarantors).



(8)  STOCKHOLDERS' DEFICIT (shares and share prices are not in thousands)

     On July 1, 1996, the Company amended its Certificate of Incorporation to reflect the 100-to-1 reverse stock split of all authorized and issued common and preferred stock. Following this stock split, the authorized capital stock of the Company consisted of 100,000 shares of Class A common stock, 45,000 shares of Class B common stock, 15,000 shares of Class C common stock (collectively the Common Stock), and 2,000 shares of Series A Cumulative 13.25% Exchangeable Preferred Stock (the Preferred Stock).

     In connection with the financing for the August 1995 JPI Acquisition, the Company issued, on a post-stock split basis, 40,000 shares of Class A common stock, 10,000 shares of Class C common stock, and 1,700 shares of Preferred Stock. On April 22, 1998, in connection with the Acquisitions and the refinancing, the Company repurchased all of the outstanding Preferred Stock at $23,998.

                                       F20

          COMMON STOCK

          Dividends are payable equally on shares of all classes of common stock in amounts as and when declared by the Company's board of directors, subject to legally available funds and restrictions contained in certain agreements. Holders of Class A and Class C common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders of Class B common stock are not entitled to vote on any matters submitted to a vote of stockholders.

          Upon the sale of shares of Class B common stock pursuant to a public equity offering, each share of Class B common stock will be converted into one share of Class A common stock. In addition, holders of Class B common stock may, at their option, convert each share of Class B common stock into Class A common stock at any time, subject to certain conditions. Upon the sale of Common Stock pursuant to a public equity offering of Class B common stock, each share of Class C common stock will be converted into one share of Class A common stock.

          The Company's Certification of Incorporation, as amended and restated on February 2, 2001, authorizes the Company to issue 162,000 shares of capital stock consisting of the following:

          i.)  100,000 shares of Class A common stock, par value $.01 per share

          ii.) 45,000 shares of Class B common stock, par value $.01 per share

          iii.) 15,000 shares of Class C common stock, par value $.01 per share

          iv.) 2,000 shares of serial preferred stock, par value $.01 per share

          In connection with the transactions contemplated by the Purchase Agreement, Summit purchased 23,090 shares, or approximately 50.0% of the Company's outstanding Class A (voting) common stock and 15,647 of newly issued shares of Class B (non-voting) common stock. Following the transactions contemplated by the Purchase Agreement, Summit owns approximately 62.6% of the Company outstanding capital stock on a undiluted basis.

          WARRANTS

          In 1998, the Company issued, on a post-stock split basis, warrants to purchase 34,482.76 shares of common stock at an exercise price of $1 per share. These warrants may be exercised at any time prior to their expiration date of August 15, 2005. The proceeds from the sale of these warrants ($1 per warrant) have been recorded as additional paid-in capital in the Company's consolidated financial statements. No warrants have been exercised since their issuance. In connection with acquisitions and the refinancing, the Company repurchased 6,761.53 warrants from an institutional investor. In connection with the Purchase Agreement, the Company repurchased 13,272.58 warrants from institutional investors.

                                       F21

          STOCK OPTION PLAN

          In connection with the Company's acquisition of Jackson Products, Inc. (its predecessor entity), the Company adopted a nonqualified stock option plan (the 1995 Option Plan) for its officers and key employees. Under the 1995 Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Under the 1995 Option Plan, options to purchase up to 3,198.04 shares of the Company's Class C common stock may be granted to eligible participants. Generally, these shares vest over a five-year period and may be exercised only if the holder is an employee of the Company. As of March 15, 2002, 965.79 shares of the Class C Common Stock of the Company have vested and are subject to exercise under the 1995 Option Plan. Up to 110.0 shares will vest in June 2002 at which time all outstanding shares under the 1995 Option Plan will be fully vested. All options currently outstanding under the 1995 Option Plan have an exercise price of $0.1 per share. All options expire on the earlier of (i) 10 years from the date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.

          In February 2001, the Company adopted a new stock option plan (the 2001 Option Plan) for its officers and key employees. Under the 2001 Option Plan, eligible participants may receive incentive and nonqualified options to purchase shares of the Company's Class C common stock. Under the 2001 Option Plan, options to purchase up to 5,831.35 shares of the Company's C common stock may be granted to eligible participants. Generally, these shares vest over a five-year period and may be exercised only if the holder is an employee of the Company. As of March 15, 2002, options have been granted for 3,660.00 shares of the Class C common stock of the Company under the 2001 Option Plan. Up to 1,464.00 shares will vest in 2003 and up to 732.00 shares will vest as of February 1, 2004, 2005, and 2006. All options currently outstanding under the 2001 Option Plan have an exercise price of $1.1 per share. All options expire on the earlier of (i) 10 years and six months from the date of grant; (ii) 90 days from the employee's termination date; or (iii) one year from the employee's termination due to death or disability.

          Information regarding stock options awarded under the Option Plan and the 2001 Option Plan is as follows:

                                                   2001                            2000                            1999
                                          ----------------------------   -----------------------------   ---------------------------
                                            SHARES        ESTIMATED         SHARES        ESTIMATED         SHARES        ESTIMATED
                                           AVG. PRICE                       AVG. PRICE                      AVG. PRICE
                                          -----------   --------------   -------------   -------------   -------------   -----------

                Beginning of year .          2,862.99    $     100.00       2,862.99    $   100.00       3,198.04     $   100.00
                Granted ...........          3,660.00        1,071.33        --            --             --             --
                Exercised .........          1,510.55          100.00        --            --             --             --
                Canceled ..........            105.00          100.00        --            --             (335.05)        100.00
                                             --------       ---------       --------       -------       --------        -------

                End of year .......          4,907.44    $     824.42       2,862.99    $   100.00       2,862.99     $   100.00
                                             ========       =========       ========       =======       ========        =======

                Exercisable at
                    end of year ...            965.79    $     100.00       2,563.01    $   100.00       1,990.41     $   100.00

                Weighted average
                    fair value of
                    options granted          3,660.00    $     550.60        --         N/A               --          N/A


                                       F22

          Summary information regarding stock options outstanding at December 31, 2001 is presented below:

                                                                         OPTIONS OUTSTANDING
                                         -------------------------------------------------------------------------------------
                    EXERCISE PRICES         NUMBER OUTSTANDING AT            WEIGHTED-AVERAGE             WEIGHTED AVERAGE
                                              DECEMBER 31, 2001            REMAINING CONTRACTUAL           EXERCISE PRICE
                                                                                   LIFE
                $             100.00                         1,307.44                   4.5 years   $                  100.00
                            1,071.33                         3,660.00                   9.7 years                    1,071.33
                                         -----------------------------    ------------------------     -----------------------

                                                             4,967.44                   8.3 years   $                  836.80
                                         =============================    ========================     =======================



                                                     EXERCISABLE OPTIONS OUTSTANDING
                                         --------------------------------------------------------
                    EXERCISE PRICES         NUMBER EXERCISABLE AT            WEIGHTED AVERAGE
                                              DECEMBER 31, 2001               EXERCISE PRICE
                $             100.00                         1,197.44   $                 100.00
                            1,071.33                 --                 $           --
                                         -----------------------------     ----------------------

                                                             1,197.44   $                 100.00
                                         =============================     ======================





          The Company has elected to continue to measure compensation cost using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25 and has recorded no compensation expense relative to the issuance of its stock options as all options have been issued at the current market price at the date of grant. Had the Company applied the principles of SFAS No. 123, Accounting for Stock-Based Compensation, additional compensation expense would have been recorded of approximately $187,000 for year ending 2001 and $54,000 for the years ending, 2000 and 1999.

          The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for 2001: risk free interest rate of 6.5%; expected dividend yield of 0%; expected life of 10 years and expected volatility of 0%.


                                       F23

(9)  INCOME TAXES

     Income tax (benefit) expense is comprised of the following:

                            2001           2000         1999
                           -------        -------       ------
         Current:
             Federal       $  --             224           128
             State .          --             185           243
             Foreign            52            54           280
                           --------        -------      -------
                                52           463           651

         Deferred ..        (6,105)       (3,750)       (1,823)
                           --------        -------      -------
                           $(6,053)       (3,287)       (1,172)
                           =====-==        =======      =======


     Reconciliation between the statutory income tax provision and effective tax provision is summarized below for the years ended December 31, 2001, 2000, and 1999:

                                                                  2001           2000           1999
                                                              ----------      --------     ---------
                Statutory rate (34%) .....................       $(8,910)       (3,394)       (1,334)
                Amortization of goodwill and other .......         1,744         4,229         3,253
                State income tax (refunds) ...............          (507)          122           160
                Change in valuation allowance ............         1,620        (4,244)       (3,251)
                                                                 -------        ------        ------
                Income tax (benefit) expense                     $(6,053)       (3,287)       (1,172)
                                                                 ========       =======       =======

                                       F24

     The tax effects of significant temporary differences, representing deferred tax assets and the deferred tax liability, as of December 31, 2001 and 2000 are as follows:

                                                                                 2001          2000
                                                                               --------      ---------
        Deferred tax assets:
                Net operating loss carryforwards -- U.S. ................       $ 11,594          6,518
                Net operating loss carryforwards -- Foreign .............          3,119          1,499
                Receivables .............................................            285            341
                Accrued liabilities .....................................          1,400          1,238
                Postretirement benefits .................................            690            690
                Inventory ...............................................            875          1,047
                Intangibles .............................................          6,988          5,773
                AMT Credits .............................................            152             76
                                                                                --------        -------
                                                                                  25,103         17,182
        Valuation allowance .........................................             (3,119)        (1,499)
                                                                                --------        -------
              Deferred tax assets, net of valuation allowance                     21,984         15,683

        Deferred tax liability:
               Property, plant, and equipment ..........................          (3,449)        (3,253)
                                                                                --------        -------
               Net deferred tax assets .......................                  $ 18,535         12,430
                                                                                ========        =======


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

     The elimination of the valuation allowance associated with U.S. net operating loss (NOL) carryforwards during 2000 was a result of utilizing NOL's carryforwards in 2000 and anticipating realizing the benefit of all deferred tax assets in the future.The reduction of the tax valuation allowance resulted in a 2000 tax benefit of $4,244 with the remaining balance of $5,851 reducing goodwill. The amount reducing goodwill represents the portion of the valuation allowance recorded in purchase accounting. At December 31, 2001, the Company had net deferred tax assets of $18,535. Based upon the level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the U.S. net deferred tax assets. At December 31, 2001, the Company had NOL carryforwards of approximately $33,000 for U.S. federal income tax purposes which begin to expire in 2009 to the extent not utilized. Approximately $16,920 of the NOL is restricted in availability to offset taxable income subject to an annual limitation of approximately $2,250 under the Internal Revenue Code. The remaining balance of approximately $16,080 is available without restriction.

                                       F25

     At December 31, 2001, the Company had NOL carryforwards of approximately $8,208 for foreign income tax purposes which do not expire. The Company established a valuation allowance for the entire amount of the deferred tax asset resulting from the foreign NOLs because management does not believe it is more likely than not that the benefit will be realized.

(10) RETIREMENT BENEFIT PLANS

     Retirement benefits are provided to substantially all employees under a discretionary profit sharing and contributory retirement plan under section 401(k) of the Internal Revenue Code. The Company did not make any discretionary profit sharing contributions to the plan for the years ended December 31, 2001, 2000 and 1999.

     The Company provides postretirement health care and other benefits to certain qualifying retirees. As of January 1, 1998, the Company amended the plan to restrict new participants. The Company does not fund retiree health care benefits in advance and has the right to modify these benefits in the future. Net periodic postretirement benefit cost (NPPBC) for the years ended December 31, 2001, 2000, and 1999 includes the following components:

                                            2001       2000       1999
                                          ------      -----      ------

               Service cost ........       $  47         50         58
               Interest cost .......          61         61         57
               Amortizations of gain        (101)       (93)       (91)
                                           -----       ----       ----
                             NPPBC .       $   7         18         24
                                           =====       ====       ====


     The Plan's status as of December 31 is as follows:

                                                                      2001       2000
                                                                   -------    --------
               Actuarial present value of benefit obligation:
               Fully eligible active participants ...........       $   57          46
               Other active participants ....................          740         600
               Retirees .....................................          123         100
               Unrecognized net gain ........................        1,353       1,552
               Unrecognized prior service cost ..............           18          19
                                                                    ------       -----
               Accrued benefit obligation .......................   $2,291       2,317
                                                                    ======       =====


     The benefit obligation was determined by application of the terms of the Plan, together with relevant actuarial assumptions for active employees. Health care cost trends are projected at annual rates ranging from 7.0% in 2000 down to 5.5% in 2004 and thereafter. The effect of a 1% annual increase in these assumed rates would increase the accumulated pension benefit obligation (APBO) at December 31, 2001 by approximately $170 and the service and interest cost components of the NPPBC for the years ended

                                       F26

     December 31, 2001 and 2000 by approximately $21. The assumed discount rate used in determining the APBO was 7.25%. The APBO is included in other noncurrent liabilities on the consolidated balance sheets. See footnote 17 for subsequent event disclosure.

(11) SEGMENT REPORTING

     The Company has two reportable segments, which include the Personal Safety Products segment (PSP) and the Highway Safety Products segment (HSP). The PSP segment offers products designed to provide eye and face protection, head protection, hearing protection and other personal safety. Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors. The HSP segment offers reflective glass beads, traffic safety and work zone protection equipment, traffic markings, and traffic markings application equipment.
     Primary customers for these products consist of local and government agencies, private contract stripers, and highway safety distributors.

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization, and certain noncash charges and/or nonrecurring charges (EBITDA). Accounting policies for reportable segments are consistent with the policies described in note 3 to the consolidated financial statements.

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



     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT

                                        2001          2000              1999
                                 -------------   --------------   --------------
        PSP                     $     108,199         128,000          132,726
        HSP                           113,154         119,117          106,367
        Eliminations-PSP              (20,360)        (25,101)         (25,659)
        Eliminations-HSP                 (795)           (840)            (226)
                                 -------------   --------------   --------------
                    Total     $       200,198         221,176          213,208
                                 =============   ==============   ==============

                                       F27

     OPERATING (LOSS) INCOME BUSINESS SEGMENT

                                                 2001        2000      1999
                                              ---------   --------   ---------
        PSP                                    $  2,741     6,505      7,377
        HSP                                       6,479    11,586     14,668
        Reconciliation to consolidated totals
        (Corporate)                             (12,154)   (4,859)    (4,241)
                                               ---------   -------   ---------
                                               $ (2,934)   13,232     17,804
                                               =========   =======   =========



     EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO LOSS BEFORE INCOME TAX BENEFIT

                                                   2001       2000       1999
                                                ---------   --------   --------
        PSP                                     $  14,558     21,183    20,595
        HSP                                        17,573     23,164    23,067
        Reconciliation to consolidated totals
          (Corporate)                              (3,514)    (4,340)   (4,120)
                                                  -------    --------  --------
                    Consolidated totals            28,617     40,007    39,542
        Depreciation and amortization              25,542     27,779    23,239
        Other                                       1,255      1,565       880
        Interest Expense                           19,709     20,744    19,347
        Transaction related/restructuring expenses  8,317       --         --
                                                   ------    -------   -------
        Loss before income tax benefit           $(26,206)   (10,081)   (3,924)
                                                 =========   ========  ========



     DEPRECIATION BY BUSINESS SEGMENT

                                                    2001       2000      1999
                                                  ------     -------   -------
        PSP                                       $  3,990    5,256      4,211
        HSP                                          2,581    2,952      2,210
        Reconciliation to consolidated totals
          (Corporate)                                  325      338        294
                                                 ---------   ------     ------
                    Consolidated totals           $  6,896    8,546      6,715
                                                 =========   =======    ======



                                       F28

     CAPITAL EXPENDITURES BY BUSINESS SEGMENT

                                                  2001       2000      1999
                                               ---------   -------    ------
        PSP                                    $  2,192      3,225     4,195
        HSP                                       1,626      2,437     1,473
        Reconciliation to consolidated totals
            (Corporate)                              86        200       168
                                               --------    -------    ------
                      Consolidated totals     $   3,904      5,862     5,836
                                               ========    =======    ======

     TOTAL ASSETS BY BUSINESS SEGMENT

                                                    2001       2000
                                                ----------   ---------

        PSP                                     $   65,488     80,637
        HSP                                         82,615     89,627
        Reconciliation to consolidated totals
            (Corporate)                             17,855     13,460
                                                 ---------   --------
                      Consolidated totals       $  165,958    183,724
                                                 =========   ========



     NET SALES BY PRINCIPAL GEOGRAPHIC AREA

                                                 2001       2000       1999
                                               --------   --------   ---------
        United States                         $ 208,163    234,164     225,220
        All other                                13,190     12,953      13,873
                                               --------    -------     -------
                                                221,353    247,117     239,093
        Eliminations                            (21,155)   (25,941)    (25,885)
                                               ---------   --------   ---------
                    Total                     $  200,198   221,176     213,208
                                               =========   ========    ========


      TOTAL ASSETS BY PRINCIPAL GEOGRAPHIC AREA

                                                2001         2000
                                              ---------    ---------
        United States                         $ 158,633     174,353
        All other                                 7,325       9,371
                                               --------    ---------
                    Total                   $   165,958     183,724
                                               ========    =========

                                       F29

(12) COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain legal actions from time to time related to the normal conduct of its business. Management believes that liabilities, if any, resulting from litigation will not materially affect the consolidated financial position or results of operations of the Company.

     Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

                2002                    $   1,206
                2003                        1,021
                2004                          946
                2005                          916
                2006 and thereafter     $     956


     Rent expense for the years ended December 31, 2001, 2000, and 1999 totaled $1,617, $1,501, and $1,977, respectively.

     To minimize the impacts of fluctuating natural gas prices, during fiscal 2001, the Company entered into a one-year contract to purchase natural gas at a fixed price and fixed quantity. The contract is effective through September 2002. As the Company's historical and anticipated future natural gas usage is greater than the quantities delivered under this contract and the natural gas delivered is used over a reasonable period in the normal course of business, the contract is considered a normal purchases and sales contract, as defined within the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133.) Accordingly, this contract is not subject to the requirements of SFAS 133.

(13) SCG TRANSACTION

     In  consideration  for  the  stock  purchased   pursuant  to  the  Purchase
     Agreement, at the closing, SCG paid the Stockholders an aggregate of $41,500 less certain fees and expenses. The transaction was approved by the boards of directors of the Company and SCG and closed on February 2, 2001.

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $4,512 of costs, which have been reflected in the results of operations for the fiscal year ended December 31, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2,221. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1,080 of incentives to certain officers and employees a portion of which were reinvested in the Company in whole and had professional fees and other transaction costs of approximately $1,211.

                                       F30

(14) RESTRUCTURING CHARGES

     During fiscal 2001, the Company recorded restructuring charges of $3,805 related to the restructuring plan approved by the Company to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, exiting/rationalization of certain product lines and restructuring of certain business functions. This restructuring took place in three phases during fiscal 2001.

     During the first quarter of fiscal 2001, in connection with the restructuring plan, the Company recorded a restructuring charge of $1,200 for costs associated with exiting certain product lines. The Company streamlined their product offering by eliminating certain lines of spectacles, as well as the power air purified respirator products and the Company's golf/rain line. The $1,200 of discontinued products identified were all disposed of during the second and third quarters of 2001.

     The remaining $2,605 of restructuring charges recorded primarily in the fourth quarter of fiscal 2001 consisted of (i) $1,381 of costs associated with domestic consolidation of two facilities within the PSP segment and
     (ii) $1,224 of costs associated with the consolidation of the Company's European PSP operations into one common facility located in the United Kingdom. The domestic restructuring costs consisted of: exiting/rationalization of product lines ($618), lease termination costs ($327), professional fees ($228) and severance ($208). All of the costs related to the domestic restructuring were incurred and paid in the second half of 2001. The European consolidation costs consisted of exiting/rationalization of product lines ($494), professional fees ($392) and severance ($338). As of December 31, 2001, approximately $304 of costs associated with the European restructuring have been accrued but not paid. Management anticipates paying these amounts during the first quarter of fiscal 2002.

(15) CLOSURE OF FACILITY

     On August 16, 2000, the Company announced the closing of its Salt Lake City, Utah facility. Certain product lines were moved to the Company's manufacturing location in Belmont, Michigan. This strategic move capitalizes on manufacturing synergies between the Salt Lake City and Belmont facilities. The move was completed by the end of 2000. The Company recorded a pre-tax loss of $496 in the third quarter ending September 30, 2000, to cover the expected cash and noncash costs of the closure. The charge includes employee termination expenses, discontinuance of leases and closure costs.

(16) SALE OF ASSETS

     During 2001, the Company sold the land and buildings associated with the Salt Lake City, Utah facility for approximately $1,500, which resulted in a net realized gain of approximately $403.

     During  1999,  the  Company  sold  Aden  Ophthalmic   Product's  (AOP)  for
     approximately $1,200, which approximated the cost of inventory sold, severance costs, and other disposal expenses.

(17) SUBSEQUENT EVENTS

     The Company's postretirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants will be

                                       F31
     allowed to enroll or will be eligible for participation in the post retirement medical insurance plan. Accordingly, the Company will reduce the liability for the post retirement medical plan and record a one-time curtailment gain of approximately $800 in the first quarter of fiscal 2002.

     See footnote 7 for detailed discussion of the fifth amendment to the Credit Agreement executed on March 29, 2002.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Financial information regarding the Guarantors for the years ended December 31, 2001, 2000, and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Flex-O-Lite was acquired by the Company's predecessor in 1994. OSD was incorporated in October 1996 and acquired by the Company in 1996. In 1999, OSD was merged into the Company. Allsafe was incorporated in March 1998 and acquired by the Company in 1998. Kedman was incorporated by its predecessors in September 1961 and acquired by the Company in 1998. In 1999, Kedman was merged into Allsafe. Crystaloid was incorporated in March 1998 and acquired by the Company in 1998. Silencio was incorporated by its predecessors in May 1996 and acquired by the Company in 1998. Morton Traffic Markings was acquired by the Company in May 1999 through TMT-Pathway, LLC, a limited liability company formed by the Company in 1999.



                                       F32

                                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                              Condensed Consolidating Balance Sheet
                                                                      December 31, 2001
                                           ------------------------------------------------------------------------------
                                                                                 Non
                                                 Parent         Guarantor      guarantor
                 Assets                          company       subsidiaries    subsidiary     Eliminations   Consolidated
                                                --------         --------        --------       --------       --------

Current assets:
    Cash ...............................       $    --              --              358            --               358
    Accounts receivable, net ...........           5,367          20,416          1,099            --            26,882
    Inventories ........................           9,430          24,196          1,358            (136)         34,848
    Deferred tax assets ................           2,206            --             --              --             2,206
    Prepaid expenses ...................             818             334            430            --             1,582
                                               ---------        --------        -------        --------        --------
             Total current assets ......          17,821          44,946          3,245            (136)         65,876
    Property, plant, and equipment, net           11,753          25,879            248            --            37,880
    Intangibles ........................           6,303          36,129           --              --            42,432
    Note receivable from subsidiaries ..          84,613            --             --           (84,613)           --
    Deferred financing costs ...........           3,440            --             --              --             3,440
    Investment in subsidiaries .........           7,791            --             --            (7,791)           --
    Deferred tax assets ................          16,330            --             --              --            16,330
                                               ---------        --------        -------        --------        --------
                                               $ 148,051         106,954          3,493         (92,540)        165,958
                                               =========        ========        =======        ========        ========
 Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable to Parent ............       $    --            81,036          3,577         (84,613)           --
    Accounts payable ...................           3,277           9,691            685            --            13,653
    Other accrued liabilities ..........           2,787           2,740            399            --             5,926
    Accrued interest ...................           2,326            --             --              --             2,326
    Accrued income taxes ...............             407            --             --              --               407
    Current portion of long-term debt ..          11,875            --             --              --            11,875
                                               ---------        --------        -------        --------        --------
             Total current liabilities .          20,672          93,467          4,661         (84,613)         34,187
Long-term debt .........................         203,680            --             --              --           203,680
Other noncurrent liabilities ...........           4,073            --             --              --             4,073
Due to Parent ..........................          (7,445)         (4,307)         5,334           6,418            --
Stockholders' deficit:
    Common stock .......................            --                 1           --                (1)           --
    Additional paid-in capital .........           5,173          34,499           --           (34,499)          5,173
    Accumulated other comprehensive loss            --              (176)          (339)           --              (515)
    Loans due on common stock purchases             (561)           --             --              --              (561)
    Accumulated deficit ................         (77,541)        (16,530)        (6,163)         20,155         (80,079)
                                               ---------        --------        -------        --------        --------
             Total stockholders' deficit         (72,929)         17,794         (6,502)        (14,345)        (75,982)
                                               ---------        --------        -------        --------        --------
                                               $ 148,051         106,954          3,493         (92,540)        165,958
                                               =========        ========        =======        ========        ========


                                                            F33

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                            Condensed Consolidating Schedule of Operations
                                                                     Year ended December 31, 2001
                                           --------------------------------------------------------------------------------
                                                                                    Non
                                                    Parent         Guarantor      guarantor
                                                   company       subsidiaries    subsidiary    Eliminations    Consolidated
                                                   --------         --------      --------       --------        --------
Net sales ..................................       $ 63,064         152,691          5,598        (21,155)        200,198
Operating expenses:
    Cost of sales ..........................         47,951         116,970          3,483        (21,354)        147,050
    Restructuring charges ..................          2,581            --            1,224           --             3,805
    Selling, general, and administrative ...         14,160          17,800          3,171           --            35,131
    Amortization of intangibles ............          3,849          11,159           --             --            15,008
    Impairment of intangibles ..............           --              --            2,138           --             2,138
                                                   --------        --------        -------        -------        --------
             Total operating expenses ......         68,541         145,929         10,016        (21,354)        203,132
                                                   --------        --------        -------        -------        --------
             Operating income (loss) .......         (5,477)          6,762         (4,418)           199          (2,934)
Other:
    Interest expense .......................        (13,901)         (5,808)          --             --           (19,709)
    Amortization of deferred financing costs         (1,500)           --             --             --            (1,500)
    Transaction related expenses ...........         (1,211)           --             --             --            (1,211)
    Other ..................................         10,226         (11,013)           (65)          --              (852)
                                                   --------        --------        -------        -------        --------
             Loss before income tax
                (benefit) expense and equity
                in earnings (loss) of
                subsidiaries ...............        (11,863)        (10,059)        (4,483)           199         (26,206)
Income tax (benefit) expense ...............         (6,102)             49           --             --            (6,053)
Equity in (loss) earnings of subsidiaries ..        (12,353)           --             --           12,353            --
                                                   --------        --------        -------        -------        --------
             Net (loss) income .............       $(18,114)        (10,108)        (4,483)        12,552         (20,153)
                                                   ========        ========        =======        =======        ========


                                                             F34

                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                          Condensed Consolidating Schedule of Cash Flows
                                                                   Year ended December 31, 2001
                                           -----------------------------------------------------------------------
                                                                              Non
                                              Parent        Guarantor      guarantor
                                              company      subsidiaries    subsidiary  Eliminations   Consolidated
                                             --------        --------       --------     --------       --------
Cash flows from operating activities:
    Net cash (used in) provided by
      operating activities ............       $(15,115)        5,289        (1,432)       12,354         1,096
                                              --------        ------        ------        ------       -------
Cash flows from investing activities:
    Capital expenditures ..............         (2,192)       (1,626)          (86)         --          (3,904)
                                              --------        ------        ------        ------       -------
             Net cash used in investing
                activities ............         (2,192)       (1,626)          (86)         --          (3,904)
                                              --------        ------        ------        ------       -------
Cash flows from financing activities:
    Prinipal payment on long-term debt         (10,778)         --            --            --         (10,778)
    Purchase of common stock, net of
      loan payments ...................           (232)         --            --            --            (232)
    Payment of SAR's and buyout of
      options .........................          2,221          --            --            --           2,221
    Net borrowing on revolving working
      capital facility ................         11,567          --            --            --          11,567
                                              --------        ------        ------        ------       -------
             Net cash used in financing
                activities ............          2,778          --            --            --           2,778
                                              --------        ------        ------        ------       -------
             Net (decrease) increase
                in cash ...............        (14,529)        3,663        (1,518)       12,354           (30)
                                                              ======        ======        ======       =======
Cash, beginning of year ...............                                                                    388
                                                                                                       -------
Cash, end of year .....................                                                               $    358
                                                                                                       =======


                                                        F35

                                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                                Condensed Consolidating Balance Sheet
                                                                          December 31, 2000
                                           ---------------------------------------------------------------------------------
                                                                                  Non
                                                 Parent        Guarantor       guarantor
                 Assets                         company       subsidiaries     subsidiary      Eliminations     Consolidated
                                                --------        --------        --------         --------         --------
Current assets:
    Cash ...............................       $    --              --               388            --               388
    Accounts receivable, net ...........           3,862          19,737           1,276            --            24,875
    Inventories ........................          11,403          25,430           1,526            (334)         38,025
    Deferred tax assets ................           3,391            --              --              --             3,391
    Prepaid expenses ...................             740             557              72            --             1,369
                                               ---------        --------        --------        --------        --------
             Total current assets ......          19,396          45,724           3,262            (334)         68,048
    Property, plant, and equipment, net           11,937          29,962             215            --            42,114
    Intangibles ........................           7,299          50,335           2,138            --            59,772
    Note receivable from subsidiaries ..          84,613           9,229            --           (93,842)           --
    Deferred financing costs ...........           4,751            --              --              --             4,751
    Investment in subsidiaries .........          20,144            --              --           (20,144)           --
    Deferred tax assets ................           9,039            --              --              --             9,039
                                               ---------        --------        --------        --------        --------
                                               $ 157,179         135,250           5,615        (114,320)        183,724
                                               =========        ========        ========        ========        ========
 Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable to Parent ............       $    --            90,265           3,577         (93,842)           --
    Accounts payable ...................           3,714          10,454             336            --            14,504
    Other accrued liabilities ..........           2,205           3,107             234            --             5,546
    Accrued interest ...................           2,723            --              --              --             2,723
    Accrued income taxes ...............             374            --              --              --               374
    Current portion of long-term debt ..           8,907            --              --              --             8,907
                                               ---------        --------        --------        --------        --------
             Total current liabilities .          17,923         103,826           4,147         (93,842)         32,054
Long-term debt .........................         205,744            --              --              --           205,744
Other noncurrent liabilities ...........           4,073            --              --              --             4,073
Due to Parent ..........................         (15,083)          4,818           6,085           4,180            --
Stockholders' deficit:
    Common stock .......................            --                 1            --                (1)           --
    Additional paid-in capital .........           2,951          34,499            --           (34,498)          2,952
    Accumulated other comprehensive loss            --              (145)           (699)           --              (844)
    Loans due on common stock purchases             (329)           --              --              --              (329)
    Accumulated deficit ................         (58,100)         (7,749)         (3,918)          9,841         (59,926)
                                               ---------        --------        --------        --------        --------
             Total stockholders' deficit         (55,478)         26,606          (4,617)        (24,658)        (58,147)
                                               ---------        --------        --------        --------        --------
                                               $ 157,179         135,250           5,615        (114,320)        183,724
                                               =========        ========        ========        ========        ========


                                                             F36

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                           Condensed Consolidating Schedule of Operations
                                                                    Year ended December 31, 2000
                                           --------------------------------------------------------------------------------
                                                                                   Non
                                                    Parent        Guarantor     guarantor
                                                    company      subsidiaries   subsidiary    Eliminations    Consolidated
                                                   --------        --------      --------       --------        --------
Net sales ..................................       $ 66,432         174,470         6,215        (25,941)        221,176
Operating expenses:
    Cost of sales ..........................         48,646         127,242         4,117        (26,122)        153,883
    Selling, general, and administrative ...         11,332          21,403         3,593           --            36,328
    Amortization of intangibles ............          3,552          14,003           178           --            17,733
                                                   --------        --------        ------        -------        --------
             Total operating expenses ......         63,530         162,648         7,888        (26,122)        207,944
                                                   --------        --------        ------        -------        --------
             Operating income (loss) .......          2,902          11,822        (1,673)           181          13,232
Other:
    Interest expense .......................        (14,262)         (6,482)         --             --           (20,744)
    Amortization of deferred financing costs         (1,500)           --            --             --            (1,500)
    Other ..................................         10,761         (11,830)         --             --            (1,069)
                                                   --------        --------        ------        -------        --------
             Income (loss) before income
                tax (benefit) expense and
                equity in earnings (loss)
                of subsidiaries ............         (2,099)         (6,490)       (1,673)           181         (10,081)
Income tax (benefit) expense ...............         (3,344)             54             3           --            (3,287)
Equity in (loss) earnings of subsidiaries ..         (8,220)           --            --            8,220            --
                                                   --------        --------        ------        -------        --------
             Net (loss) income .............       $ (6,975)         (6,544)       (1,676)         8,401          (6,794)
                                                   ========        ========        ======        =======        ========


                                                             F37

                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                            Condensed Consolidating Schedule of Cash Flows
                                                                     Year ended December 31, 2000
                                           ------------------------------------------------------------------------
                                                                              Non
                                               Parent        Guarantor     guarantor
                                               company     subsidiaries    subsidiary  Eliminations   Consolidated
                                              --------       --------      ---------     --------       --------
Cash flows from operating activities:
    Net cash (used in) provided by
      operating activities ............       $ (8,975)        14,841        (1,588)       8,218         12,496
                                              --------        -------        ------        -----        -------
Cash flows from investing activities:
    Capital expenditures ..............         (2,245)        (3,540)          (77)        --           (5,862)
                                              --------        -------        ------        -----        -------
             Net cash used in investing
                activities ............         (2,245)        (3,540)          (77)        --           (5,862)
                                              --------        -------        ------        -----        -------
Cash flows from financing activities:
    Prinipal payment on long-term debt          (6,500)          --            --           --           (6,500)
    Net borrowing on revolving working
      capital facility ................             10           --            --           --               10
                                              --------        -------        ------        -----        -------
             Net cash used in financing
                activities ............         (6,490)          --            --           --           (6,490)
                                              --------        -------        ------        -----        -------
             Net (decrease) increase
                in cash ...............       $(17,710)        11,301        (1,665)       8,218            144
                                                              =======        ======        =====        =======
Cash, beginning of year ...............                                                                     244
                                                                                                        -------
Cash, end of year .....................                                                                $    388
                                                                                                        =======



                                                         F38

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                            Condensed Consolidating Schedule of Operations
                                                                     Year ended December 31, 1999
                                           --------------------------------------------------------------------------------
                                                                                    Non
                                                    Parent       Guarantor       guarantor
                                                   company      subsidiaries     subsidiary   Eliminations   Consolidated
                                                   --------        --------       --------      --------        --------
Net sales ..................................       $ 54,339         177,364         7,390        (25,885)        213,208
Operating expenses:
    Cost of sales ..........................         39,111         127,101         4,620        (25,712)        145,120
    Selling, general, and administrative ...         11,084          20,335         3,842           --            35,261
    Amortization of intangibles ............          1,101          13,755           167           --            15,023
                                                   --------        --------        ------        -------        --------
             Total operating expenses ......         51,296         161,191         8,629        (25,712)        195,404
                                                   --------        --------        ------        -------        --------
             Operating income (loss) .......          3,043          16,173        (1,239)          (173)         17,804
Other:
    Interest expense .......................        (13,990)         (5,357)         --             --           (19,347)
    Amortization of deferred financing costs         (1,501)           --            --             --            (1,501)
    Other ..................................         12,484         (13,364)         --             --              (880)
                                                   --------        --------        ------        -------        --------
             Income (loss) before income
                tax (benefit) expense and
                equity in earnings (loss)
                of subsidiaries ............             36          (2,548)       (1,239)          (173)         (3,924)
Income tax (benefit) expense ...............         (1,452)            295           (15)          --            (1,172)
Equity in (loss) earnings of subsidiaries ..         (4,067)           --            --            4,067            --
                                                   --------        --------        ------        -------        --------
             Net (loss) income .............       $ (2,579)         (2,843)       (1,224)         3,894          (2,752)
                                                   ========        ========        ======        =======        ========


                                                             F39

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements -(continued)


(18) Condensed Consolidating Financial Information (con't)



                                                            Condensed Consolidating Schedule of Cash Flows
                                                                     Year ended December 31, 1999
                                           -------------------------------------------------------------------------------
                                                                                     Non
                                                     Parent        Guarantor      guarantor
                                                    company       subsidiaries    subsidiary   Eliminations  Consolidated
                                                    --------        --------      --------      --------      --------
Cash flows from operating activities:
    Net cash (used in) provided by
      operating activities ..................       $ (1,394)        14,314        (1,843)        4,067         15,144
                                                    --------        -------        ------         -----        -------
Cash flows from investing activities:
    Acquisition of business, including
      transaction costs, net of cash acquired        (39,928)          --            --            --          (39,928)
    Capital expenditures ....................         (1,793)        (3,848)         (195)         --           (5,836)
                                                    --------        -------        ------         -----        -------
             Net cash used in investing
                activities ..................        (41,721)        (3,848)         (195)         --          (45,764)
                                                    --------        -------        ------         -----        -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt          35,700           --            --            --           35,700
    Payment of loans on common stock ........             14           --            --            --               14
    Payment of long-term debt ...............         (5,177)          --            --            --           (5,177)
                                                    --------        -------        ------         -----        -------
             Net cash used in financing
                activities ..................         30,537           --            --            --           30,537
             Net (decrease) increase
                in cash .....................       $(12,578)        10,466        (2,038)        4,067            (83)
                                                                    =======        ======         =====        =======
Cash, beginning of year .....................                                                                      327
                                                                                                               -------
Cash, end of year ...........................                                                                 $    244
                                                                                                               =======


                                                            F40

                             JACKSON PRODUCTS, INC.

                   FIRST AMENDMENT TO STOCK PURCHASE AGREEMENT

     THIS FIRST AMENDMENT TO STOCK PURCHASE AGREEMENT, dated as of February 1, 2001 (this "Amendment"), is made by and among Jackson Products, Inc., a Delaware corporation (the "Company"), SCG Acquisition LLC, a Delaware limited liability company (the "Buyer"), John W. Jordan II, as Sellers Representative and not in his individual capacity, and the option holders and stockholders of the Company (collectively, the "Stockholders").

     WHEREAS, a Stock Purchase Agreement was entered into on December 29, 2000 (the "Purchase Agreement"), by and among the Company, the Buyer and certain of the Stockholders of the Company signatory thereto (each an "Original Seller" and collectively, the "Original Sellers");

     WHEREAS, the parties desire that each Stockholder listed on the signature page hereto under the heading Additional Sellers (each an "Additional Seller" and collectively, the "Additional Sellers") become a party to, be bound by, and to comply with the provisions of the Purchase Agreement as a Seller thereunder (as such term is defined and used therein) in the same manner as if each Additional Seller were an original signatory to the Purchase Agreement.

     NOW,   THEREFORE,   in   consideration   of  the  mutual   agreements   and
understandings set forth herein, the parties hereto mutually agree as follows:

     1. Each Additional Seller agrees that by the execution of this Amendment, such Additional Seller shall be deemed to have executed the Purchase Agreement and hereby agrees to comply with the provisions of the Purchase Agreement as a Seller thereunder (as such term is defined and used therein) in the same manner as if each Additional Seller were an original signatory to the Purchase
Agreement; provided, however, that the provisions of Section 9.16 of the Purchase Agreement shall not be applicable to the Institutional Investors (but not including JZEP) for the purposes of this Section 1 and the Sellers Representative shall not have any obligations or liabilities to the Institutional Investors.

     2. The definition of "Warrant Proceeds" in Section 1.1 of the Purchase Agreement is hereby deleted in its entirety.

     3. Section 2.7(b) of the Purchase Agreement is hereby deleted in its entirety and replaced with the following:

               "(b) Each Stockholder who is a holder of Warrants shall assign such Warrants to the Buyer to the extent requested by the Sellers Representative and in connection with such assignment each such Stockholder shall deliver to the Company their warrant certificates representing such Warrants together with instructions to assign such Warrants to the Buyer. The Company shall issue and deliver to the Sellers Representative replacement warrant certificates representing

                                       A1
          the Warrants not assigned to the Buyer, and the Sellers Representative shall promptly cause such warrant certificates to be delivered to the appropriate Stockholder. The Company shall, at the option of the Buyer, (i) issue to the Buyer a new warrant certificate representing the Warrants so assigned or (ii) permit the Buyer to exercise such assigned Warrants and issue the appropriate number of shares of Class A Common Stock and/or Class B Common Stock in lieu thereof. In connection therewith, each Stockholder who is a holder of Warrants and who has assigned Warrants to the Buyer agrees to pay the exercise price of such Warrants at the Closing, with such exercise price paid by an equivalent reduction in the sale proceeds paid to each such Stockholder. The Company acknowledges that the full exercise price of the transferred Warrants has been paid."

     4. With respect to the representations and warranties contained in Sections
3.4 and 3.5 of the Purchase Agreement, such representations and warranties shall be modified by adding the words ";provided, that, with respect to the Institutional Investors (as defined in the Stockholders Agreement, but not including JZEP), the foregoing representations and warranties shall be made to their knowledge" at the end of each such section.

     5. Section 3.6 of the Purchase Agreement is hereby amended by adding the following sentence at the end of such section:

          "The representations and warranties contained in this Section 3.6 shall not be deemed to have been made by the Institutional Investors(other than JZEP) and the Institutional Investors (other than
          JZEP) shall have no obligations or liabilities with respect to any breach of any of the representations or warranties set forth in such section."

     6. Section 5.10 of the Purchase Agreement is hereby amended by deleting the word "Second" and inserting the word "Third."

     7. Section 7.2 of the Purchase Agreement is hereby amended by adding the words "(in case of a breach by the Sellers, among the Sellers in breach)" immediately following after the word "severally" in the first sentence of such section.

     8. Section 7.2 of the Purchase Agreement is hereby further amended by (i) deleting the words "Seller Indemnifying Party's" and substituting therefore the word "Seller's" and (ii) deleting the words "Seller Indemnifying Party" and substituting therefore the word "Seller", each in the proviso to such section.

     9. Section 7.2 of the Purchase Agreement is hereby further amended by adding the following sentence at the end of such section:

          "Notwithstanding the provisions of Sections 3.4, 3.5 and this 7.2, the Institutional Investors (other than JZEP) shall indemnify the Buyer for any breaches of Sections 3.4 and 3.5 if any Seller Indemnifying Party is determined to be liable for such breach; provided, however, that the Institutional Investors (other than JZEP) shall not be required to indemnify the Buyer in an amount greater than its pro rata share of such liability."

     10. Schedule II of the Purchase Agreement is hereby amended and restated in its entirety as set forth on Exhibit A attached hereto.



                                       A2

     11. Exhibit A of the Purchase Agreement is hereby amended and restated in its entirety as set forth on Exhibit B attached hereto.

     12. Except as herein amended, the Purchase Agreement shall remain in full force and effect and is ratified in all respects. On and after the effectiveness of this Amendment, each reference in the Purchase Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import, and each reference to the Purchase Agreement in any other agreements, documents or instruments executed and delivered pursuant to the Purchase Agreement, shall mean and be a reference to the Purchase Agreement, as amended by this Amendment.

     13. This Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.



                                       A3

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first above written.


            COMPANY:


                             JACKSON PRODUCTS, INC.



                             By:
                                ------------------------------------------------
                                  Name:
                                  Title:




                             SELLERS REPRESENTATIVE:



                             By:
                                ------------------------------------------------
                                  Name:  John W. Jordan II
                                  Title:    Sellers Representative




             BUYER:

                             SCG ACQUISITION LLC



                             By:
                                ------------------------------------------------
                                  Name:  George B. Kelly
                                  Title:    Authorized Person









                                       A4

                             ORIGINAL SELLERS:


                             LEUCADIA INVESTORS, INC.


                             By:------------------------------------------------
                                  Name:
                                   Title:


                             JOHN W. JORDAN, II REVOCABLE TRUST


                             By:------------------------------------------------
                                   Name:    John W. Jordan II
                                   Title:   Trustee


                             -------------------------------------
                             David W. Zalaznick


                             -------------------------------------
                             Jonathan F. Boucher


                             -------------------------------------
                             John R. Lowden


                             -------------------------------------
                             Adam E. Max


                             -------------------------------------
                             John M. Camp III


                             JOHN M. CAMP III PROFIT SHARING PLAN     DTD 1/1/88


                             By:------------------------------------------------
                                   Name:    John M. Camp III
                                   Title:   Trustee


                                       A5

                             -------------------------------------
                             A. Richard Caputo, Jr.


                             JAMES E. JORDAN, JR. PROFIT SHARING  PLAN AND TRUST


                             By:------------------------------------------------
                                  Name:     James E. Jordan, Jr.
                                  Title:    Trustee


                             --------------------------------------
                             Paul R. Rodzevik


                             JZ EQUITY PARTNERS PLC


                             By:------------------------------------------------
                                  Name:
                                  Title:


                             SAFETY PARTNERS, L.P.

                             By: Jefferies & Company, Inc., its General Partner


                             By:------------------------------------------------
                                  Name:
                                  Title:








                                       A6

                             ADDITIONAL SELLERS:




                             Ronald C. Boeger




                             John L. Bortle




                             John M. Pappas




                             James B. Taylor




                             Robert H. Elkin




                             Allan A. Huning




                             Darold G. Oltjenbruns







                             MASSACHUSETTS MUTUAL LIFE
                             INSURANCE COMPANY

                             By:      David L. Babson & Company Inc., its
                             Investment Adviser


                             By:
                                ------------------------------------------------
              Name:
             Title:


                             MASSMUTUAL PARTICIPATION INVESTORS



                             By:
                                ------------------------------------------------
                                  Name:
                                  Title:


                             MASSMUTUAL CORPORATE VALUE PARTNERS LIMITED

                             By:      David L. Babson & Company Inc., under
                             delegated authority from Massachusetts
                             Mutual Life Insurance Company, its
                             Investment Manager


                             By:
                                ------------------------------------------------
                                  Name:
                                  Title:


                             MASSMUTUAL CORPORATE INVESTORS


                             By:
                                ------------------------------------------------
                                  Name:
                                  Title:







                             THE NORTHWESTERN MUTUAL LIFE
                             INSURANCE COMPANY


                             By:
                                ------------------------------------------------
                                  Name:
                                  Title:





                                       A7

                 STOCK APPRECIATION RIGHTS TERMINATION AGREEMENT



     THIS  AGREEMENT is executed as of the February 2, 2001 between  Christopher
T. Paule ("Employee") and JACKSON PRODUCTS, INC. ("Jackson" or the "Company"), a Delaware corporation.

     WHEREAS, Jackson is a party to that certain Stock Purchase Agreement, dated as of December 29, 2000, as amended, (the "Purchase Agreement"), pursuant to which that certain Stock Appreciation Rights Agreement (the "SAR Agreement"), dated as of April 22, 1998, between the Company and the Employee, shall be terminated; and

     WHEREAS, it is a condition to the receipt by Employee of the amounts contemplated by Section 2.2(iii) of the Purchase Agreement that the SAR Agreement be terminated;

     NOW, THEREFORE, in consideration of the foregoing, the parties agree as follows (capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Purchase Agreement).

     1. Termination. The SAR Agreement is hereby terminated, effective as of the date hereof and shall be of no further force or effect. Employee acknowledges that the payment set forth in Section 2 constitutes full payment and full performance in respect of Jackson's obligations under the SAR Agreement.

     2. Payment in Respect of SAR Agreement. Upon the Closing, Employee shall receive the cash payments contemplated by Section 2.2(iii) of the Purchase Agreement in the amount of $307,557.77 (the "Payment") in respect of the termination of the SAR Agreement

     3. Representations of Employee. Employee hereby represents and warrants to Jackson as follows: Employee is the owner, free and clear of any and all liens, of all rights with respect to the SAR Agreement. The SAR Agreement constitutes all of the stock appreciation rights granted to Employee by Jackson. Employee has duly and validly executed and delivered this Agreement. This Agreement constitutes the legal, valid and binding obligation of Employee, enforceable against Employee in accordance with the terms herein, except as such enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or similar laws in effect which affect the enforcement of creditors' rights generally and by equitable principles

     4. Release. In consideration of the promises contained herein, Employee hereby irrevocably and unconditionally releases, acquits and forever discharges for himself and his heirs, executors, administrators, successors and assigns, the Company, the Jordan Company LLC, Summit Capital Group and each of their respective stockholders, partners, members, predecessors, successors, assigns, agents, directors, officers, employees, representatives, attorneys, divisions, subsidiaries, affiliates (and stockholders, members, partners, agents, directors, officers, employees, representatives and attorneys of such persons), and all persons acting by, through, under or in concert with any of them, or any of them, from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits,

                                       P1
rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually and costs actually incurred) of any nature whatsoever relating to the SAR Agreement or the termination thereof. Notwithstanding the foregoing, the release by Employee in this Section 4 shall not limit the right of the Employee to seek to enforce the provisions of this Agreement.

     5. Benefit. This Agreement shall be binding upon, and inure to the benefit of, the respective legal representatives, successors and assigns of the parties hereto.

     6.   Counterparts.   This   Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

     7. Actions Necessary to Complete Transaction. Each party hereby agrees to execute and deliver all such other documents or instruments and to take any action as may be reasonably required in order to effectuate the transactions contemplated by this Agreement.

     8. Captions. The captions herein are included for convenience or reference only, are not a part of the Agreement and shall be ignored in the construction and interpretation hereof.

     9. Prior Agreement. This Agreement supersedes all prior agreements between the parties with respect to the subject matter hereof, including the terms of the SAR Agreement, and no agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.



                                       P2

     IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first above written.

                               JACKSON PRODUCTS, INC.



                               By:_________________________
                                    Name:
                                    Title:



                               --------------------------
                               Christopher T. Paule

                    EMPLOYMENT AND NON-INTERFERENCE AGREEMENT

     This Employment and Non-Interference Agreement, dated as of May 6, 1998 (this "Agreement"), by and between Lincoln M. Kennedy (the "Executive") and American Allsafe Company, a Delaware corporation (the "Company"), and a wholly-owned subsidiary of Jackson Products, Inc., a Delaware corporation (the "Parent").

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

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Nature of Employment

     Subject to Section 3, the Company hereby employs Executive, and Executive agrees to accept such employment, during the Term of Employment (as defined in Section 3(a)), as President and Chief Operating Officer of the Company and to undertake such duties and responsibilities as may be reasonably assigned to Executive from time to time by the Board of Directors of the Company or the appropriately authorized and designated officers of the Company or the Parent.

     2. Extent of Employment

     (a) During the Term of Employment, the Executive shall perform his obligations hereunder faithfully and to the best of his ability at the principal executive offices of the Company as directed by Robert H. Elkin, Chairman and Chief Executive Officer of the Parent, and under the direction of the Board of Directors of the Company while reporting to Mr. Elkin, and shall abide by the rules, customs and usages from time to time established by each of the Parent and the Company.

     (b) During the Term of Employment, the Executive shall devote all of his business time, energy and skill as may be reasonably necessary for the performance of his duties, responsibilities and obligations hereunder (except for vacation periods and reasonable periods of illness or other incapacity), consistent with past practices and norms in similar positions.



                                       L1

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

          (iii) for Cause (as defined in Section 3(d));
------------

          (iv) upon the continuous poor or unacceptable performance of the Executive's duties to the Company, in the sole judgment of the Board of Directors of the Company, which has remained uncured for a period of thirty (30) days after delivery of notice by the Company to the Executive of such dissatisfaction with Executive's performance; or

          (v) for any other reason or no reason, it being understood that no reason is required.

          Executive acknowledges that no representations or promises have been made concerning the grounds for termination or the future operation of the Company's business, and that nothing contained herein or otherwise stated by or on behalf of the Company modifies or amends the right of the Company to terminate Executive at any time, with or without Cause. Termination shall become effective upon the delivery by the Company to the Executive of notice specifying such termination and the reasons therefor (i.e., Section 3(b)(i)-(v)), subject to the requirements for advance notice and an

                                       L2
     opportunity to cure provided in this Agreement, if and to the extent applicable.

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

          (iii)as a result of a material reduction in Executive's authority, perquisites, salary, position or responsibilities (other than such a reduction which affects all of the Company's senior executives on a substantially equal or proportionate basis) or the Company's willful, material violation of its obligations under this Agreement, in each case, after thirty (30) days prior written notice to the Company and its Board of Directors and the Company's failure thereafter to cure such reduction or violation; or

          (iv) voluntarily or for any reason not referred to in clauses (i) through (iii), or no reason, in each case, after ninety (90) days prior written notice to the Company.

     (d) For the purposes of this Section 3:
---------

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

     (e) In the event Executive's employment is terminated pursuant to Section 3(b)(i), 3(b)(ii), 3(b)(v), 3(c)(i), 3(c)(ii) or 3(c)(iii), the Company will pay

                                       L3
to Executive (or his estate or representative) the full amounts to which he would be entitled under Section 4(a) and customary benefits for the period from the date of termination to the first anniversary of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iv), the Company will pay to Executive the full amounts to which he would be entitled under Section 4(a) and customary benefits for the period from the date of termination until thirty (30) days after the date of such termination. In the event Executive's employment is terminated pursuant to Section 3(b)(iii) or 3(c)(iv), there will be no amounts owing by the Company to the Executive under
Section 4 or any other provision of this Agreement, from and after the date of termination. If the Company makes any payments required by this Section 3(e), such payments will constitute severance and liquidated damages, and the Company will not be obligated to pay any further amounts to Executive under this Agreement or otherwise be liable to Executive in connection with his termination.

     (f) All determinations pursuant to this Section 3 (other than pursuant to Section 3(b)(ii) or 3(c)(ii)) shall be made by the Company's Board of Directors, in its sole discretion, whose decision shall be final, conclusive and binding.

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

     (i) In the event the Term of Employment is terminated and the Company is obligated to make payments pursuant to Section 3(e), Executive hereby waives any and all claims against the Company, the Parent and their respective officers, directors, employees, agents, or representatives, stockholders and affiliates relating to his employment during the term hereof and this Agreement.

     4. Compensation.
------------

     (a) During the Term of Employment, the Company shall pay compensation to Executive as base compensation for his services hereunder a base salary at a rate of $153,300 per annum. Such amounts may be adjusted upward annually at the discretion of the Company based upon an annual review of Executive's performance by the Company beginning on May 1, 1999.

                                       L4

     (b) An annual bonus compensation based on Executive's performance as determined and approved by the Board of Directors. Such bonus will be at the full discretion of the Board of Directors, and may not be paid at all. Executive acknowledges that no bonus has been agreed upon or promised. If the Board of Directors decides to pay a bonus, it is to be paid within thirty (30) days after the issuance of audited financial statements for the Company.

     (c) During the Term of Employment, Executive shall receive a monthly automobile allowance of $475 (before the effect of federal and state income taxes and FICA).

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

     7. Confidential Information

     (a) Executive acknowledges that his employment hereunder gives him access to Confidential Information relating to the Companies' Business and its customers which must remain confidential. Executive acknowledges that this information is valuable, special, and a unique asset of the Companies' Business, and that it has been and will be developed by the Companies at considerable effort and expense, and if it were to be known and used by others engaged in a Competitive Business, it would be harmful and detrimental to the interests of the Companies. In consideration of the foregoing and this Agreement, Executive hereby agrees and covenants that, during and after the Term of Employment, Executive will not, directly or indirectly in one or a series of transactions, disclose to any person, or use or otherwise exploit for the Executive's own benefit or for the benefit of anyone other than the Companies, any Confidential Information (as defined in Section 9), whether prepared by Executive or not; provided, however, that any Confidential Information may be disclosed to


                                       L5
officers, representatives, employees and agents of the Companies who need to know such Confidential Information in order to perform the services or conduct the operations required or expected of them in the Business (as defined in Section 9). Executive shall use his best efforts to prevent the removal of any Confidential Information from the premises of the Companies, except as required in his normal course of employment by the Company. Executive shall use commercially reasonable efforts to cause all persons or entities to whom any Confidential Information shall be disclosed by him hereunder to observe the terms and conditions set forth herein as though each such person or entity was bound hereby. Executive shall have no obligation hereunder to keep confidential any Confidential Information if and to the extent disclosure of any thereof is specifically required by law; provided, however, that in the event disclosure is required by applicable law, the Executive shall provide the Companies with prompt notice of such requirement, prior to making any disclosure, so that the Companies may seek an appropriate protective order. At the request of the Companies, Executive agrees to deliver to the Companies, at any time during the Term of Employment, or thereafter, all Confidential Information which he may possess or control. Executive agrees that all Confidential Information of the Companies (whether now or hereafter existing) conceived, discovered or made by him during the Term of Employment exclusively belongs to the Company (and not to Executive). Executive will promptly disclose such Confidential Information to the Companies and perform all actions reasonably requested by the Companies to establish and confirm such exclusive ownership.

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

          (ii) During the Restricted Period (which shall not be reduced by any period of violation of this Agreement by Executive or period which is required for litigation to enforce the rights hereunder), Executive will not without the express prior written

                                       L6
               approval of the Board of Directors of the Company (A) directly or indirectly, in one or a series of transactions, recruit, solicit or otherwise induce or influence any proprietor, partner, stockholder, lender, director, officer, employee, sales agent, joint venturer, investor, lessor, supplier, customer, agent, representative or any other person which has a business relationship with the Companies or had a business relationship with the Companies within the 24 month period preceding the date of the incident in question, to discontinue, reduce or modify such employment, agency or business relationship with the Companies, or (B) employ or seek to employ or cause any Competitive Business to employ or seek to employ any person or agent who is then (or was at any time within 24 months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed or retained by the Companies. Notwithstanding the foregoing, nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

          (iii)The  scope  and  term  of  this  Section  8  would  not  preclude
               Executive from earning a living with an entity that is not a Competitive Business.

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

     "Company" is defined in the introduction. --------

     "Competitive Business" is defined in Section 8(a)(i).

     "Confidential Information" means any confidential information including, without limitation, any study, data, calculations, software storage media or other compilation of information, patent, patent application, copyright, trademark, trade name, service mark, service name, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans or any portion or phase of any

                                       L7
scientific or technical information, ideas, discoveries, designs, computer programs (including source of object codes), processes, procedures, formulas, improvements or other proprietary or intellectual property of the Companies, whether or not in written or tangible form, and whether or not registered, and including all files, records, manuals, books, catalogues, memoranda, notes, summaries, plans, reports, records, documents and other evidence thereof. The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, information that becomes generally available to the public other than as a result of a disclosure by the Executive not permissible hereunder.

     "Executive" means Lincoln M. Kennedy or his estate, if deceased.
----------

     "Market" means any county in the United States of America and each similar jurisdiction in any other country in which the Business was conducted by or engaged in by the Companies prior to the date hereof or is conducted or engaged in, or is proposed to be conducted or engaged in, by the Companies at any time during the Term of Employment.

     "Parent" is defined in the introduction.
-------

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

         If to Executive:           Lincoln M. Kennedy
                                            84 Timberlane Drive
                                            Williamsville, New York 14221
                                            Facsimile: (716) 689-7729

         If to Company:             American Allsafe Company
                                            c/o Jackson Products, Inc.
                                            2997 Clarkson Road
                                            Chesterfield, Missouri 63017
                                            Attention: Christopher T. Paule
                                            Facsimile: (314) 207-2800


                                       L8
                                            with a copy to:
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

     14. Severability

     Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein. If any court determines that any provision of Section 8 or any other provision hereof is unenforceable and

                                       L9
therefore acts to reduce the scope or duration of such provision, the provision in its reduced form shall then be enforceable.

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

     16. Assignment; Third Parties

     Neither the Executive nor the Company may assign, transfer, pledge, hypothecate, encumber or otherwise dispose of this Agreement or any of his or its respective rights or obligations hereunder, without the prior written consent of the other. The parties agree and acknowledge that each of the Companies and the stockholders and lenders therein are intended to be third party beneficiaries of, and have rights and interests in respect of, Executive's agreements set forth in Sections 7 and 8.

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

                                       L10

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




                                       L11

     IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first written above.

                                   EXECUTIVE:



                                        Name: Lincoln M. Kennedy



                                        AMERICAN ALLSAFE COMPANY


                                        By
                                               ---------------------------------
                                                 Name: Christopher T. Paule
                                                 Title:   Vice President