Form 10-Q
period 2002-03-31
JACKSON PRODUCTS INC
filed 2002-05-10
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2002.

              43,172 shares of Class A Common Stock at May 10, 2002 15,647 shares of Class B Common Stock at May 10, 2002 2,849 shares of Class C Common Stock at May 10, 2002

                             JACKSON PRODUCTS, INC.

                                      INDEX



PAGE

Part I.   Financial Information:

   Item 1. Consolidated Financial Statements as of March 31, 2002 (unaudited) and December 31, 2001 and the three months ended March 31, 2002 and 2001 (unaudited):

            Consolidated Balance Sheets.....................................   2

            Consolidated Statements of Operations...........................   3

            Consolidated Statements of Cash Flows...........................   4

            Notes to Consolidated Financial Statements......................   5

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 19

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk........ 24

Part II.   Other Information................................................. 24

Signature Page............................................................... 25

                              JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                 (In thousands, except share data)
                                            (Unaudited)

                       Assets                                           March 31,     December 31,
                                                                          2002            2001
                                                                        --------       --------

Current assets:
    Cash .......................................................       $     205        $     358
    Accounts receivable, net of allowance for doubtful
      accounts of $1,026 and $1,072 at
      March 31, 2002 and December 31, 2001, respectively .......          32,248           26,882
    Inventories ................................................          35,214           34,848
    Deferred tax assets ........................................           2,344            2,206
    Prepaid expenses ...........................................           1,930            1,582
                                                                       ---------        ---------
            Total current assets ...............................          71,941           65,876
                                                                       ---------        ---------
Property, plant, and equipment, net ............................          37,080           37,880
Intangibles ....................................................          42,430           42,432
Deferred financing costs .......................................           3,112            3,440
Deferred tax assets ............................................          16,330           16,330
                                                                       ---------        ---------
                                                                       $ 170,893        $ 165,958
                                                                       =========        =========
       Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable ...........................................       $  15,128        $  13,653
    Other accrued liabilities ..................................           6,241            5,926
    Accrued interest ...........................................           5,333            2,326
    Accrued income taxes .......................................             371              407
    Current portion of long-term debt ..........................          11,875           11,875
                                                                       ---------        ---------
            Total current liabilities ..........................          38,948           34,187
                                                                       ---------        ---------
Long-term debt .................................................         203,659          203,680
Other noncurrent liabilities ...................................           3,807            4,073
Stockholders' deficit:
    Class A common stock, $0.01 par value. Authorized 100,000
      shares authorized; 43,172 shares issued and outstanding at
      March 31, 2002 and December 31, 2001 .....................            --               --
    Class B common stock, $0.01 par value. Authorized 45,000
      shares; issued and outstanding 15,647 shares at
      March 31, 2002 and December 31, 2001 .....................            --               --
    Class C common stock, $0.01 par value. Authorized 15,000
      shares authorized; 2,849 shares issued and outstanding at
      March 31, 2002 and December 31, 2001 .....................            --               --
    Additional paid-in capital .................................           5,173            5,173
    Treasury stock .............................................             (17)            --
    Accumulated other comprehensive loss .......................            (485)            (515)
    Loans due on common stock purchases ........................            (561)            (561)
    Accumulated deficit ........................................         (79,631)         (80,079)
                                                                       ---------        ---------
            Total stockholders' deficit ........................         (75,521)         (75,982)
                                                                       ---------        ---------
                                                                       $ 170,893        $ 165,958
                                                                       =========        =========

                    See accompanying notes to consolidated financial statements.

                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                  (Dollars in thousands)
                                       (Unaudited)

                                                             Three Months Ended March 31,
                                                                 2002            2001
                                                               --------       --------
                                                                   (In thousands)
Net sales ..............................................       $ 44,851         $45,786
Operating expenses:
     Cost of sales .....................................         32,148          34,656
     Restructuring charges .............................            289           1,200
     Selling, general, and administrative ..............          7,296          11,555
     Amortization of intangibles .......................              2           4,326
                                                               --------        --------
                 Total operating expenses ..............         39,735          51,737
                                                               --------        --------
                 Operating income (loss) ...............          5,116          (5,951)
Other:
     Interest expense ..................................         (4,437)         (5,096)
     Amortization of deferred financing costs ..........           (328)           (375)
     Curtailment gain ..................................            666            --
     Transaction related expenses ......................           --              (489)
     Other .............................................           (700)           (231)
                                                               --------        --------
                 Income (loss) before income tax benefit            317        ( 12,142)
Income tax benefit .....................................           (131)         (3,703)
                                                               --------        --------
                 Net income (loss) .....................       $    448         $(8,439)
                                                               ========        ========

              See accompanying notes to consolidated financial statements.


                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                  (Dollars in thousands)
                                       (Unaudited)

                                                              Three Months Ended March 31,
                                                                   2002          2001
                                                                --------       --------
Cash flows from operating activities:
    Net income (loss) ....................................       $   448        $(8,439)
    Adjustments to reconcile net income (loss)
        to net cash provided by
        (used in) operating activities:
           Depreciation ..................................         1,704          1,840
           Deferred income taxes .........................          (138)        (3,752)
           Amortization of deferred financing costs,
              intangibles, and debt discount .............           359          4,730
           Changes in operating assets and
              liabilities, net of effects of acquisitions:
                 Accounts receivable .....................        (5,366)        (7,185)
                 Inventories .............................          (366)         1,095
                 Accounts payable ........................         1,475            741
                 Other accrued liabilities ...............            49           (151)
                 Accrued interest ........................         3,007          2,719
                 Accrued taxes ...........................           (36)           (64)
                 Other, net ..............................          (316)          (654)
                                                                 -------        -------
                    Net cash provided by (used in)
                       operating activities ..............           820         (9,120)
                                                                 -------        -------
Cash flows from investing activities:
    Capital expenditures .................................          (906)          (942)
                                                                 -------        -------
                    Net cash used in investing
                       activities ........................          (906)          (942)
                                                                 -------        -------
Cash flows from financing activities:
    Principal payment on long-term debt ..................        (1,250)          --
    Purchase of common stock, net of loan
        payments .........................................          --             (232)
    Purchase of treasury stock ...........................           (17)          --
    Payment of SAR's and buyout of options ...............          --            2,221
    Net borrowings on revolving
        working capital facility .........................         1,200          7,994
                                                                 -------        -------
                    Net cash (used in) provided by
                       financing activities ..............           (67)         9,983
                                                                 -------        -------
                    Decrease in cash .....................          (153)           (79)
Cash, beginning of year ..................................           358            388
                                                                 -------        -------
Cash, end of period ......................................       $   205        $   309
                                                                 =======        =======

               See accompanying notes to consolidated financial statements.


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial schedules include all normal recurring adjustments and other adjustments as indicated which are, in the opinion of management of the Company, necessary for a fair statement of the operating results for the periods presented. Certain 2001 balances have been reclassified to conform to 2002 presentation. The following notes should be read in conjunction with the accompanying unaudited consolidated financial statements and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

(2)  INVENTORIES

     Inventories at March 31, 2002 consist of the following (in thousands):

     Raw materials...............................  $11,100
     Work-in-process.............................    5,786
     Finished goods..............................   18,328
                                                    ------
                                                   $35,214

(3)  FINANCING ACTIVITIES

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

     A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002. The fifth amendment authorizes the Company to sell and certain stockholders and their affiliates, including Summit Capital II, L.P. and the Jordan Company LLC, have purchased $13.0 million of units consisting of secured senior subordinated notes (the Secured Senior Subordinated Notes) and warrants for shares of common stock of the Company.

     The Credit Facility, as amended, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of March 29, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 7.75% at March 31, 2002. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

     The terms and conditions of the Secured Senior Subordinated Notes included the following:

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

     The fifth amendment, among other things, reset the amortization on the acquisition facility, reset the financial covenants and established maximum capital expenditure amounts, each of which are described in the tables below:

          Amortization on the acquisition facility shall be reset as follows:

                  QUARTER ENDING                          AMOUNT
                  --------------                      --------------
                  03/31/02.........................   $1.25 million
                  06/30/02.........................   $1.25 million
                  09/30/02.........................   $1.25 million
                  12/31/02.........................   $1.25 million
                  03/31/03.........................   $2.5 million
                  06/30/03.........................   $2.5 million
                  09/30/03.........................   $2.5 million
                  12/31/03.........................   $2.5 million
                  03/31/04.........................   $3.0 million
                  Maturity Date (06/30/04).........   Remaining Balance

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


                       PERIOD ENDED                           RATIO
                       ------------                        ---------
                       03/31/02.........................   1.45:1.00
                       06/30/02.........................   1.55:1.00
                       09/30/02.........................   1.60:1.00
                       12/31/02.........................   1.70:1.00
                       03/31/03.........................   1.75:1.00
                       06/30/03 ........................   1.85:1.00
                       09/30/03.........................   1.95:1.00
                       12/31/03 and at the
                       end of each quarter
                       thereafter.......................   2.00:1.00

               Leverage Ratio. The Company will not permit the Leverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter ending during any period described in the table set forth below to exceed the ratio set forth opposite such period in such table:

                       PERIOD ENDED                           RATIO
                       ------------                        ---------
                       03/31/02.........................   7.55:1.00
                       06/30/02.........................   7.45:1.00
                       09/30/02.........................   6.85:1.00
                       12/31/02.........................   6.25:1.00
                       03/31/03.........................   6.15:1.00
                       06/30/03.........................   6.00:1.00
                       09/30/03.........................   5.75:1.00
                       12/31/03 and at the
                       end of each quarter
                       thereafter.......................   5.50:1.00

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

                       PERIOD ENDED                           RATIO
                       ------------                        ---------
                       03/31/02.........................   0.80:1.00
                       06/30/02.........................   0.90:1.00
                       09/30/02.........................   1.00:1.00
                       12/31/02 and at the
                       end of each quarter
                       thereafter ......................   1.05:1.00

               Minimum EBITDA. The Company will not permit EBITDA for any period ending on the dates set forth below, to be less than the amount set forth opposite such date in such table:

                       PERIOD ENDED                             AMOUNT
                       ------------                        ---------------
                       01/01/02 - 03/31/02..............   $5.3 million
                       01/01/02 - 04/30/02..............   $8.5 million
                       01/01/02 - 05/31/02..............   $12.4 million
                       01/01/02 - 06/30/02..............   $16.55 million
                       01/01/02 - 07/31/02..............   $20.225 million
                       01/01/02 - 08/31/02..............   $24.075 million
                       01/01/02 - 09/30/02..............   $27.7 million
                       01/01/02 - 10/31/02..............   $30.275 million
                       01/01/02 - 11/30/02..............   $31.8 million
                       01/01/02 - 12/31/02..............   $32.825 million
                       04/01/02 - 03/31/03..............   $33.0 million
                       07/01/02 - 06/30/03..............   $33.5 million
                       10/01/02 - 09/30/03..............   $34.0 million
                       01/01/03 - 12/31/03..............   $34.4 million
                       04/01/03 - 03/31/04..............   $34.7 million

               Maximum Capital Expenditures. The Company will not permit capital expenditures for any fiscal year to be greater than the amount set forth opposite such year in the table below.

                       PERIOD ENDED                             AMOUNT
                       ------------                        ---------------
                       01/01/02 - 03/31/02..............   $2.0 million
                       01/01/02 - 06/30/02..............   $4.0 million
                       01/01/02 - 09/30/02..............   $5.0 million
                       01/01/02 - 12/31/02..............   $5.9 million
                       01/01/03 - 03/31/03..............   $2.6 million
                       01/01/03 - 06/30/03..............   $5.1 million
                       01/01/03 - 09/30/03..............   $6.4 million
                       01/01/03 - 12/31/03..............   $7.6 million


     Available Credit Capacity. As of March 31, 2002, the Company had the following amounts outstanding under the Credit Facility:

          AMOUNTS OUTSTANDING -- CREDIT FACILITY

          (IN THOUSANDS)                             AMOUNT
           --------------------------            ----------
           Acquisition Facility                     $82,973
           Revolving Credit Facility                 17,832
           Letters of Credit                          1,760
                                                 ----------
           Total Amount Outstanding                $102,565
                                                 ==========


     As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility was increased to $30.0 million, subject to the periodic usage caps described above. In addition, after giving pro forma effect to the application of the proceeds from the $13.0 million investment described above, the amount outstanding under the Credit Facility was approximately $90.6 million.

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

(4)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Statement No. 142, "Goodwill And Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of Statement 141 immediately, and Statement 142 as of January 1, 2002.

     With  respect  to  goodwill  amortization,  the  Company  adopted  FAS  142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill resulted in an increase to operating income of $4.4 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. At March 31, 2002, Company had goodwill of $42.4 million. As of March 31, 2002, the Company completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of the company's reporting units with which the goodwill was associated. No impairment was indicated at that time.

     The following table presents a reconciliation of operating income for the three months ended March 31, 2001, as adjusted, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three months ended March 31, 2002.

     (Dollars in thousands, except per share amounts)


                                                       THREE MONTHS
                                                           ENDED
                                                        MARCH 31,
        OPERATING INCOME (LOSS) BY BUSINESS SEGMENT        2001
        -------------------------------------------    ----------

        PSP ......................................       $   572
        Add back: PSP goodwill amortization ......         2,184
                                                         -------
        Adjusted PSP operating income ............       $ 2,756
                                                         =======

        HSP ......................................       ($  957)
        Add back: HSP goodwill amortization ......         2,142
                                                         --------
        Adjusted HSP operating income ............       $ 1,185
                                                         ========

        Corporate ................................       ($5,566)
        Add back:  Corporate goodwill amortization            47
                                                         --------
        Adjusted Corporate operating loss ........       ($5,519)
                                                         ========

        Consolidated .............................       ($5,951)
        Add back:  goodwill amortization .........         4,373
                                                         --------
        Adjusted operating loss ..................       ($1,578)
                                                         ========

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. The standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a

     Segment of a Business. As of the adoption date, the standard did not affect the financial position or results of operations of the company.

(5)  SUMMARY BY BUSINESS SEGMENT

     The Company has two reportable segments, which include the Personal Safety Products segment (PSP) and the Highway Safety Products segment (HSP). PSP includes consumable products designed for eye and face protection, head protection, hearing protection and other personal safety. Primary customers for these products are found in the welding, construction, janitorial, healthcare, sporting, and food service sectors as well as throughout general industry, including oil, gas and chemical processors, metal fabricators and auto and aircraft manufacturers. HSP's broad product offering includes reflective glass beads, traffic safety and work zone protection equipment, traffic markings and traffic markings applications equipment. Primary customers for these products consist of state and local municipalities, independent contract road stripers, thermoplastic manufacturers, and highway contractor supply and rental companies.

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges (EBITDA). Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees ($0.3 million and $0.2 million for the quarters ended March 31, 2002 and 2001, respectively), both of which are subordinated to the Company's obligations under its financing agreements. Information presented below for total assets exclude intercompany receivables and investments in wholly owned subsidiaries.


        (DOLLARS IN THOUSANDS)

                                                                                      RECONCILIATION
        THREE MONTHS ENDING MARCH 31, 2002                 PSP              HSP         (CORPORATE)     CONSOLIDATED
                                                        --------        --------       -------------    ------------
        Net Sales to External Customers .........       $ 21,989        $ 22,862        $    ---        $  44,851
        Intersegment revenues ...................          5,404             168          (5,572)            --
        Operating income (loss) .................          3,335           2,955          (1,174)           5,116
        EBITDA ..................................          4,182           3,666            (737)           7,111
        Depreciation and amortization ...........           (915)           (711)           (408)          (2,034)
        Curtailment gain ........................           --              --               666              666
        Interest, net ...........................           (710)           (726)         (3,001)          (4,437)
        Restructuring charges ...................           --              --              (289)            (289)
        Other ...................................         (2,513)         (1,633)          3,446             (700)
        Income (loss) before provision for income             44             596            (323)             317
            taxes
        Total assets ............................       $ 67,955        $ 87,249        $ 15,689        $ 170,893

        THREE MONTHS ENDING MARCH 31, 2001
        Net Sales to External Customers .........       $ 23,105        $ 22,681        $    ---        $  45,786
        Intersegment revenues ...................          5,222             134          (5,356)            --
        Operating income (loss) .................            572            (957)         (5,566)          (5,951)
        EBITDA ..................................          3,703           1,881            (865)           4,719
        Depreciation and amortization ...........         (3,248)         (2,838)           (455)          (6,541)
        Interest, net ...........................           (772)           (726)         (3,598)          (5,096)
        Transaction and restructuring charges ...           --              --            (4,993)          (4,993)
        Other ...................................         (4,047)         (1,186)          5,002             (231)
        Loss before provision for income taxes ..         (4,364)         (2,869)         (4,909)         (12,142)

        AS OF DECEMBER 31, 2001
        Total assets ............................       $ 65,488        $ 82,615        $ 17,855        $ 165,958

(6)  SCG TRANSACTION

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

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $4.5 million of costs, of which $3.8 million have been reflected in the results of operations for the quarter ending March 31, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.1 million of incentives to certain officers and employees a portion of which were reinvested in the Company in whole and had professional fees and other transaction costs of approximately $1.2 million.

(7)  RESTRUCTURING CHARGES

     During the three months ended March 31, 2002 and the twelve months ended December 31, 2001, the Company recorded restructuring charges of $0.3 million and $3.8 million, respectively, related to the restructuring plan approved by the Company to prioritize its initiatives around higher potential areas of its business, focusing on profit contribution, reducing expenses, and improving efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, exiting/rationalization of certain product lines and restructuring of certain business functions. This restructuring took place in three phases during fiscal 2001 and the three months ended March 31, 2002.

     During the first quarter of fiscal 2001, in connection with the restructuring plan, the Company recorded a restructuring charge of $1.2 million for costs associated with exiting certain product lines. The Company streamlined its product offering by eliminating certain lines of spectacles, as well as the power air purified respirator products and the Company's golf/rain line. The $1.2 million of discontinued products identified were all disposed of during the second and third quarters of 2001.

     Of the remaining restructuring charges, $2.6 million was recorded primarily in the fourth quarter of fiscal 2001 and consisted of (i) $1.4 million of costs associated with domestic consolidation of two facilities within the PSP segment and (ii) $1.2 million of costs associated with the consolidation of the Company's European PSP operations into one common facility located in the United Kingdom. The domestic restructuring costs consisted of: exiting/rationalization of product lines ($0.6 million), lease termination costs ($0.3 million), professional fees ($0.2 million) and severance ($0.2 million). The European consolidation costs consisted of exiting/rationalization of product lines ($0.5 million), professional fees ($0.4 million) and severance ($0.3 million). During the first quarter of 2002, the Company recorded a restructuring charge of $0.3 million relating to severance costs associated with the consolidation of certain support functions between PSP divisions. These severance costs represent the final costs associated with the 2001 restructuring plan.

(8)  CURTAILMENT GAIN

     The Company's postretirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants will be allowed to enroll or will be eligible for participation in the post retirement medical insurance plan. Accordingly, the Company reduced the liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.

(9)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Financial information regarding the Guarantors for the quarters ended March 31, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Flex-O-Lite, Inc. was acquired by the Company's predecessor in 1994. OSD Envision, Inc. (OSD) was incorporated in October 1996 and acquired by the Company in 1996. In 1999, OSD was merged into the Company. American Allsafe Company was incorporated in March 1998 and acquired by the Company in 1998. Kedman Company (Kedman) was incorporated by its predecessors in September 1961 and acquired by the Company in 1998. In 1999, Kedman was merged into Allsafe. Crystaloid Technologies, Inc. was incorporated in March 1998 and acquired by the Company in 1998. Silencio/Safety Direct, Inc. was incorporated by its predecessors in May 1996 and acquired by the Company in 1998. Morton Traffic Markings was acquired by the Company in May 1999 through TMT-Pathway, LLC, a limited liability company formed by the Company in 1999.

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                                March 31, 2002
                                                                            (Dollars in thousands)
                                               ------------------------------------------------------------------------------
                                                                                    Non
                                                Parent          Guarantor        Guarantor
                 ASSETS                         Company        Subsidiaries      Subsidiary     Eliminations     Consolidated
                                                --------         --------         --------        --------         --------
Current assets:
    Cash ...............................       $    --          $    --          $    205        $    --          $     205
    Accounts receivable, net ...........           4,922           25,637           1,689             --             32,248
    Inventories ........................           8,764           25,237           1,281              (68)          35,214
    Deferred tax assets ................           2,344             --              --               --              2,344
    Prepaid expenses ...................             722              768             440             --              1,930
                                               ---------        ---------        --------        ---------        ---------
             Total current assets ......          16,752           51,642           3,615              (68)          71,941

    Property, plant and equipment ......          11,489           25,342             249             --             37,080
    Intangibles ........................           6,303           36,127            --               --             42,430
    Notes receivable ...................          84,613             --              --            (84,613)            --
    Deferred financing costs ...........           3,112             --              --               --              3,112
    Deferred tax asset .................          16,330             --              --               --             16,330
    Investment in subsidiaries .........           8,109             --              --             (8,109)            --
                                               ---------        ---------        --------        ---------        ---------
                                               $ 146,708        $ 113,111        $  3,864        $ (92,790)       $ 170,893
                                               =========        =========        ========        =========        =========
               LIABILITIES AND
         STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to parent ............       $    --          $  71,808        $   --          $ (71,808)       $    --
    Accounts payable ...................           3,869           10,357             902             --             15,128
    Other accrued liabilities ..........           3,511            2,618             112             --              6,241
    Accrued interest ...................           5,333             --              --               --              5,333
    Accrued taxes ......................             371             --              --               --                371
    Current portion of long-term debt ..          11,875             --              --               --             11,875
                                               ---------        ---------        --------        ---------        ---------
             Total current liabilities .          24,959           84,783           1,014          (71,808)          38,948

Long-term debt .........................         203,659             --              --               --            203,659
Other noncurrent liabilities ...........           3,807             --              --               --              3,807
Due to parent ..........................         (13,151)          10,139           9,399           (6,387)            --
Stockholders' deficit:
    Common stock .......................            --                  1            --                 (1)            --
    Additional paid-in capital .........           5,173           34,499            --            (34,499)           5,173
    Treasury stock .....................             (17)            --              --               --                (17)
    Accumulated other comprehensive loss            --               (151)           (334)            --               (485)
    Loans due on common stock ..........            (561)            --              --               --               (561)
    Accumulated deficit ................         (77,161)         (16,160)         (6,215)          19,905          (79,631)
                                               ---------        ---------        --------        ---------        ---------
             Total stockholders' deficit         (72,566)          18,189          (6,549)         (14,595)         (75,521)
                                               ---------        ---------        --------        ---------        ---------
                                               $ 146,708        $ 113,111        $  3,864        $ (92,790)       $ 170,893
                                               =========        =========        ========        =========        =========


                                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                          Three months ended March 31, 2002
                                                                                (Dollars in thousands)
                                                       -------------------------------------------------------------------------
                                                                                         Non
                                                         Parent        Guarantor      Guarantor
                                                        Company       Subsidiaries    Subsidiary     Eliminations   Consolidated
                                                        --------        --------       --------        --------       --------
Net sales .......................................       $ 16,990        $ 32,124        $ 1,309        $(5,572)       $ 44,851
Operating expenses:
    Cost of sales ...............................         12,682          24,295            811         (5,640)         32,148
    Restructuring charges .......................            289            --             --             --               289
    Selling, general and administrative .........          2,521           4,225            550           --             7,296
    Amortization of intangibles .................           --                 2           --             --                 2
                                                        --------        --------        -------        -------        --------
             Total operating expenses ...........         15,492          28,522          1,361         (5,640)         39,735
                                                        --------        --------        -------        -------        --------
             Operating income (loss) ............          1,498           3,602            (52)            68           5,116
Other:
    Interest expense ............................         (3,001)         (1,436)          --             --            (4,437)
    Amortization of deferred financing costs ....           (328)           --             --             --              (328)
    Curtailment gain ............................            666            --             --             --               666
    Other .......................................          1,096          (1,796)          --             --              (700)
                                                        --------        --------        -------        -------        --------
Income (loss) before income tax expense
    and equity in earnings (loss) of subsidiaries            (69)            370            (52)            68             317

Income tax benefit ..............................           (131)           --             --             --              (131)
Equity in earnings (loss) of subsidiaries .......            318            --             --             (318)           --
                                                        --------        --------        -------        -------        --------
             Net (loss) income ..................       $    380        $    370        $   (52)       $  (250)       $    448
                                                        ========        ========        =======        =======        ========


                                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                  Three months ended March 31, 2002
                                                                       (Dollars in thousands)
                                           -------------------------------------------------------------------------
                                            Parent       Guarantor       Non Guarantor
                                            Company     Subsidiaries      Subsidiary     Eliminations   Consolidated
                                           --------       --------         --------        --------       --------
Cash flows from operating activities:
    Net cash provided by (used in)
      operating activities ..........       $ 6,422        $(4,649)          $(635)         $(318)         $ 820

Cash flows from investing activities:
    Capital expenditures ............          (330)          (570)             (6)          --             (906)
                                            -------        -------           -----          -----          -----
Net cash used in investing activities          (330)          (570)             (6)          --             (906)
                                            -------        -------           -----          -----          -----

Cash flows from financing activities:
    Principal payment on long-term
      debt ..........................        (1,250)          --              --             --           (1,250)
    Purchase of treasury stock ......           (17)          --              --             --              (17)
    Net borrowings on revolving
      working capital facility ......         1,200           --              --             --            1,200
                                            -------        -------           -----          -----          -----
Net cash used in financing activities           (67)          --              --             --              (67)
                                            -------        -------           -----          -----          -----

Net increase (decrease) in cash .....       $ 6,025        $(5,219)          $(641)         $(318)         $(153)
                                            =======        =======           =====          =====          =====
Cash, beginning of year .............                                                                        358
                                                                                                           -----
Cash, end of period .................                                                                    $   205
                                                                                                           =====


                                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                December 31, 2001
                                                 ------------------------------------------------------------------------------
                                                                                     Non
                                                  Parent         Guarantor        Guarantor
                 ASSETS                           Company       Subsidiaries      Subsidiary       Eliminations    Consolidated
                                                  --------         --------         --------         --------        --------
Current assets:
    Cash .................................       $    --          $    --          $    358        $    --          $     358
    Accounts receivable, net .............           5,367           20,416           1,099             --             26,882
    Inventories ..........................           9,430           24,196           1,358             (136)          34,848
    Deferred tax assets ..................           2,206             --              --               --              2,206
    Prepaid expenses .....................             818              334             430             --              1,582
                                                 ---------        ---------        --------        ---------        ---------
             Total current assets ........          17,821           44,946           3,245             (136)          65,876

    Property, plant and equipment ........          11,753           25,879             248             --             37,880
    Intangibles ..........................           6,303           36,129            --               --             42,432
    Note receivable from subsidiaries ....          84,613             --              --            (84,613)            --
    Deferred financing costs .............           3,440             --              --               --              3,440
    Deferred tax asset ...................          16,330             --              --               --             16,330
    Investment in subsidiaries ...........           7,791             --              --             (7,791)            --
                                                 ---------        ---------        --------        ---------        ---------
                                                 $ 148,051        $ 106,954        $  3,493        $ (92,540)       $ 165,958
                                                 =========        =========        ========        =========        =========
               LIABILITIES AND
         STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to parent ..............       $    --          $  81,036        $  3,577        $ (84,613)       $    --
    Current portion of long-term debt ....          11,875             --              --               --             11,875
    Accounts payable .....................           3,277            9,691             685             --             13,653
    Accrued and other liabilities ........           2,787            2,740             399             --              5,926
    Accrued interest .....................           2,326             --              --               --              2,326
    Accrued taxes ........................             407             --              --               --                407
                                                 ---------        ---------        --------        ---------        ---------
             Total current liabilities ...          20,672           93,467           4,661          (84,613)          34,187

Long-term debt ...........................         203,680             --              --               --            203,680
Other noncurrent liabilities .............           4,073             --              --               --              4,073
Due to parent ............................          (7,445)          (4,307)          5,334            6,418             --
Stockholders' deficit:
    Common stock .........................            --                  1            --                 (1)            --
    Additional paid-in capital ...........           5,173           34,499            --            (34,499)           5,173
    Accumulated other comprehensive income            --               (176)           (339)            --               (515)
    Loans due on common stock purchases ..            (561)            --              --               --               (561)
    Accumulated deficit ..................         (77,541)         (16,530)         (6,163)          20,155          (80,079)
                                                 ---------        ---------        --------        ---------        ---------
             Total stockholders' deficit .         (72,929)          17,794          (6,502)         (14,345)         (75,982)
                                                 ---------        ---------        --------        ---------        ---------
                                                 $ 148,051        $ 106,954        $  3,493        $ (92,540)       $ 165,958
                                                 =========        =========        ========        =========        =========


                                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                       Three months ended March 31, 2001
                                                                              (Dollars in thousands)
                                                  -------------------------------------------------------------------------
                                                                                    Non
                                                   Parent        Guarantor       Guarantor
                                                   Company      Subsidiaries     Subsidiary    Eliminations    Consolidated
                                                   --------        --------       --------       --------        --------
Net sales ..................................       $ 16,628        $ 32,736        $ 1,778        $(5,356)       $ 45,786
Operating expenses:
    Cost of sales ..........................         12,623          26,294          1,212         (5,473)         34,656
    Restructuring charge ...................          1,200            --             --             --             1,200
    Selling, general and administrative ....          6,137           4,634            784           --            11,555
    Amortization of intangibles ............          1,182           3,144           --             --             4,326
                                                   --------        --------        -------        -------        --------
Total Operating Expenses ...................         21,142          34,072          1,996         (5,473)         51,737
                                                   --------        --------        -------        -------        --------
Operating (loss) income ....................         (4,514)         (1,336)          (218)           117          (5,951)
Other:
    Interest expense .......................         (5,096)           --             --             --            (5,096)
    Amortization of deferred financing costs           (375)           --             --             --              (375)
    Transaction-related expenses ...........           (489)           --             --             --              (489)
    Other ..................................           (231)           --             --             --              (231)
                                                   --------        --------        -------        -------        --------
(Loss) income before income tax (benefit)
    expense ................................        (10,705)         (1,336)          (218)           117         (12,142)

Income tax (benefit) expense ...............         (3,752)             49           --             --            (3,703)

Equity in (loss) earnings of subsidiaries ..         (1,603)           --             --            1,603            --
                                                   --------        --------        -------        -------        --------
Net (loss) income ..........................       $ (8,556)       $ (1,385)       $  (218)       $ 1,720        $ (8,439)
                                                   ========        ========        =======        =======        ========


                                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                         Three months ended March 31, 2001
                                                                             (Dollars in thousands)
                                                  --------------------------------------------------------------------------
                                                   Parent       Guarantor      Non Guarantor
                                                   Company     Subsidiaries     Subsidiary      Eliminations    Consolidated
                                                   --------      --------        --------         --------        --------
Cash flows from operating activities:
    Net cash (used in) provided by operating
      activities ...........................       $(7,509)       $(2,978)           $(236)           $1,603           $(9,120)
                                                   -------        -------            -----            ------           -------
Cash flows from investing activities:
    Capital expenditures ...................          (439)          (482)             (21)             --                (942)
                                                   -------        -------            -----            ------           -------
Net cash used in investing activities ......          (439)          (482)             (21)             --                (942)
                                                   -------        -------            -----            ------           -------
Cash flows from financing activities:
    Net borrowings of long-term debt .......         7,994           --               --                --               7,994
    Payment of stock appreciation rights
        and stock options ..................         2,221           --               --                --               2,221
    Proceeds from shareholder loans, net
        of loan repayments .................          (232)          --               --                --                (232)
                                                   -------        -------            -----            ------           -------
Net cash provided by financing activities ..         9,983           --               --                --               9,983
                                                   -------        -------            -----            ------           -------
Net increase (decrease) in cash ............       $ 2,035        $(3,460)           $(257)           $1,603           $   (79)
                                                   =======        =======            =====            ======           =======
Cash, beginning of period ..................                                                                               388
                                                                                                                       -------
Cash, end of period ........................                                                                           $   309
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

The following discussion and analysis is intended to assist in understanding the Company's financial condition and results of operations for the quarters ended March 31, 2002 and 2001. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     --------------------
       NET SALES ..........................................           2002            2001
                                                                  --------        --------
          PSP .............................................       $ 21,989        $ 23,105
          HSP .............................................         22,862          22,681
                                                                  --------        --------
          TOTAL ...........................................       $ 44,851        $ 45,786

       GROSS MARGIN
          PSP .............................................       $  7,617        $  7,496
          HSP .............................................          5,086           3,634
                                                                  --------        --------
          TOTAL ...........................................       $ 12,703        $ 11,130

       SELLING, GENERAL AND ADMINISTRATIVE
          PSP .............................................       $  4,280        $  4,740
          HSP .............................................          2,131           2,449
          Reconciliation to consolidated totals (Corporate)            885           4,366
                                                                  --------        --------
          TOTAL ...........................................       $  7,296        $ 11,555

       OPERATING INCOME (LOSS)
          PSP .............................................       $  3,335        $    572
          HSP .............................................          2,955            (957)
          Reconciliation to consolidated totals (Corporate)         (1,174)         (5,566)
                                                                  --------        --------
          TOTAL ...........................................       $  5,116        ($ 5,951)

       INCOME TAX
          Benefit .........................................       $    131        $  3,703


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales. Net sales decreased 2.0% to $44.9 million for the first quarter of 2002 from $45.8 million for first quarter of 2001. PSP net sales for the comparable three-month period decreased 4.8% to $22.0 million from $23.1 million with declines in construction, avionics and European market sales being offset in part by gains in welding products. While the U. S. manufacturing sector is beginning to show signs of recovery, the European economy appears to remain in a recession. HSP net sales for the comparable three-month period improved slightly to $22.9 million from $22.7 million with increases in coating products being offset in part by lower revenues from traffic safety and work zone protection equipment.

Gross Margin. Gross margin increased 14.4% to $12.7 million for the first quarter of 2002 from $11.1 million for the first quarter of 2001. PSP gross margin for the comparable three-month period increased slightly to $7.6 million in 2002 from $7.5 million in 2001. However, PSP gross margin as a percentage of sales increased to 34.5% from 32.5% largely due to cost saving programs including material cost reductions, headcount reductions and a sales mix favoring higher margin new products. HSP gross margin for the comparable three-month period increased 41.7% to $5.1 million in 2002 from $3.6 million in 2001. HSP gross margin as a percentage of sales increased to 22.2% from 15.9% due largely to the decrease in natural gas costs over the prior year period as well as increased higher margin sales mix.

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative expenses for the first quarter of 2002 decreased 37.1% to $7.3 million from $11.6 million in the first quarter of 2001. During the three months ended March 31, 2001, the Company incurred $3.3 million of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement. Included in the non-recurring transaction-related expenses were $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.1 million of acquisition incentives. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $1.0 million or 12.1% from quarter to quarter due to decreased headcount and cost reduction efforts.

Operating Income (Loss.) Operating income increased in the first quarter of 2002 to $5.1 million from ($6.0 million) in the first quarter of 2001. First quarter 2001 operating loss included $4.5 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement and $4.4 million of goodwill amortization expense. Excluding such charges, operating income for the comparable three-month period increased $2.3 million or 82.1% on improved margins and lower operating expenses. PSP operating income increased to $3.3 million in the first quarter 2002 from $0.6 million in 2001 due to strong cost reduction efforts and elimination of goodwill amortization expense of $2.2 million. HSP operating income increased $4.0 million in the first quarter of 2002 to $3.0 million from ($1.0 million) in the first quarter of 2001 due to decreased natural gas costs, increased higher margin sales of durable coatings and elimination of goodwill amortization expense of $2.1 million.

Income Tax Benefit. Income tax benefit in the first quarter of 2002 decreased to $0.1 million from $3.7 million in the first quarter of 2001 due to improved operating results. The net first quarter 2001 benefit was due to the recognition of $3.8 million of net operating loss carryforwards associated with the first quarter 2001 taxable loss.

Curtailment gain. The Company's postretirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants will be allowed to enroll or will be eligible for participation in the post
retirement  medical  insurance  plan.  Accordingly,   the  Company  reduced  the
liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.

Restructuring charge. Due to reduced demand from and lower capital spending by the Company's customers, the Company entered a restructuring program during 2001 to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses and improve efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, elimination of certain product lines and restructuring of certain business functions. During the first quarter of 2001, in conjunction with the Company's corporate restructuring, the Company recorded $1.2 million of restructuring charges related to the elimination of certain product lines. During the second half of 2001, the Company recorded a restructuring charge in the amount of $2.6 million related to the consolidation of certain support functions between PSP divisions as well as the merger of European operations, which resulted in the closing of facilities in Germany and France and their consolidation in the United Kingdom. During the first quarter of 2002, the Company recorded a restructuring charge of $0.3 million relating to the severance costs associated with the consolidation of certain support functions between PSP divisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) operating activities for the three months ended March 31, 2002 and 2001 was $0.8 million and ($9.1 million), respectively. The increase is largely due to improved operating results of $8.2 million and working capital management for the first quarter of 2002 as compared to the first quarter of 2001. Changes in working capital resulted in cash uses of $1.6 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively.

Cash used in investing activities for the three months ended March 31, 2002 and 2001 represent capital expenditures, which were $0.9 million in each period.

Net cash (used in) provided by financing activities for the three months ended March 31, 2002 and 2001 was ($0.1 million) and $10.0 million. The significant reduction in borrowings in first quarter 2002 is largely due to stronger operating cash flows, which resulted in significantly less use of the Company's existing debt structure than the prior year comparable period. The three months ended March 31, 2001 included significant borrowings due in part to transaction expenses associated with the Purchase Agreement. Additionally, first quarter 2001 included $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options.

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

A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002. The fifth amendment authorizes the Company to sell and certain stockholders and their affiliates, including Summit Capital II, L.P. and the Jordan Company LLC, have purchased $13.0 million of units consisting of secured senior subordinated notes (the Secured Senior Subordinated Notes) and warrants for shares of common stock of the Company.

The Credit Facility, as amended, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of March 29, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 7.75% at March 31, 2002. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

The terms and conditions of the Secured Senior Subordinated Notes included the following:

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

The fifth amendment, among other things, reset the amortization on the acquisition facility, reset the financial covenants and established maximum capital expenditure amounts. Giving effect to the fifth amendment to the Credit Facility, the Company was in compliance with all of its financial covenants as of March 31, 2002.

As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility was increased to $30.0 million, subject to the periodic usage caps described above. As of March 31, 2002, the Company had outstanding borrowings under its revolving credit facility of $17.8 million and $1.8 million of letters of credit outstanding resulting in availability of $10.4 million. In addition, after giving pro forma effect to the application of the proceeds from the $13.0 million investment described above, the amount outstanding under the Credit Facility was approximately $90.6 million.

Liquidity. Giving effect to the fifth amendment to the Credit Facility, the Company believes that current and projected cash flows from operations together with available borrowing capacity under the Credit Facility are sufficient to fund working capital requirements, debt service requirements and planned capital expenditures through 2003. The Company contemplates capital expenditures of approximately $5.4 million for all of 2002. The Company's beliefs regarding its liquidity through 2003 will be affected by, among other things, demand for the Company's products, the Company's ability to compete with industry participants, the impact of future laws and governmental regulations and general economic and capital markets conditions. The Company's current and projected cash flows from operations will not be sufficient to fund the Company's debt service requirements in 2004 and 2005. Accordingly, the Company expects to have to refinance a significant portion of it indebtedness in 2004. The Company can provide no assurance that it will be able to refinance its indebtedness on commercially reasonable terms.

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

When considering the Company's forward-looking statements, investors should also keep in mind the risk factors described in "Item 1. -- Business-Risk Factors" of the Company's Annual Report on Form 10-K. These risk factors could cause the Company's actual results to differ materially from those contained in any forward-looking statement. The Company does not assume any duty to update its forward-looking statements unless applicable securities laws require it to do so.

ITEM 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2002. For additional information, refer to Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings
None

Item 2. - Changes in Securities
None

Item 3. - Defaults Upon Senior Securities
None

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
None

Item 6. - Exhibits

     (a)  Exhibits. The following exhibit is included with this report:

          Exhibit
          Number                        Description
          -------    ----------------------------------------------------
            4.1      Second Supplemental Indenture, dated May 17, 1999 to
                     Indenture, dated as of April 22, 1998, between the Company and State Street Bank and Trust Company, as
                     Trustee

           10.1 Amendment No. 5 to Credit Agreement, dated as of March 29, 2002, by and among the Company, Fleet National Bank, as Agent, and the other lenders party thereto


     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JACKSON PRODUCTS, INC.
                                            (Registrant)


Date: 05/08/01                              By:/s/ Christopher T. Paule
                                            ---------------------------
                                            Christopher T. Paule
                                            President and Chief
                                            Executive Officer

                                            By:/s/ William L. Babler
                                            ---------------------------
                                            William L. Babler
                                            Chief Financial Officer

                             SUPPLEMENTAL INDENTURE


     Supplemental Indenture (this "Supplemental Indenture"), effective as of May 17, 1999, among TMT-Pathway, L.L.C., a Delaware limited liability company (the "Guarantor"), a subsidiary of Jackson Products, Inc. (or its permitted successor), a Delaware corporation (the "Company"), the Company, the other Guarantors (as defined in the Indenture referred to herein) and State Street Bank and Trust Company, as trustee under the Indenture referred to below (the "Trustee").

                               W I T N E S S E T H

     WHEREAS, the Company has heretofore executed and delivered to the Trustee an indenture (the "Indenture"), dated as of April 22, 1998, providing for the issuance of an aggregate principal amount of up to $115,000,000 of 9 1/2% Senior Subordinated Notes due 2005 (the "Notes");

     WHEREAS, the Indenture provides that under certain circumstances the Guarantor shall execute and deliver to the Trustee a supplemental indenture pursuant to which the Guarantor shall unconditionally guarantee all of the Company's Obligations under the Notes and the Indenture on the terms and conditions set forth herein (the "Note Guarantee"); and

     WHEREAS, pursuant to Section 9.06 of the Indenture, the Trustee is authorized to execute and deliver this Supplemental Indenture;

     NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Guarantor and the Trustee mutually covenant and agree for the equal and ratable benefit of the Holders of the Notes as follows:

     1. Capitalized Terms. Capitalized terms used herein without definition shall have the meanings assigned to them in the Indenture.

     2.   Agreement to Guarantee. The Guarantor hereby agrees as follows:


          a. Along with all Guarantors named in the Indenture, to jointly and severally Guarantee to each Holder of a Note authenticated and delivered by the Trustee and to the Trustee and its successors and assigns, irrespective of the validity and enforceability of the Indenture, the Notes or the obligations of the Company hereunder or thereunder, that:

               i. the principal of and interest on the Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise, and interest on the overdue principal of and interest on the Notes, if any, if lawful, and all other obligations of the Company to the Holders or the Trustee hereunder or thereunder will be promptly paid in full or performed, all in accordance with the terms hereof and thereof; and


                                      S1

               ii. in case of any extension of time of payment or renewal of any Notes or any of such other obligations, that same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. Failing payment when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Guarantors shall be jointly and severally obligated to pay the same immediately.

          b. The obligations hereunder shall be unconditional, irrespective of the validity, regularity or enforceability of the Notes or the Indenture, the absence of any action to enforce the same, any waiver or consent by any Holder of the Notes with respect to any provisions hereof or thereof, the recovery of any judgment against the Company, any action to enforce the same or any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor.

          c. The following is hereby waived: diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Company, any right to require a proceeding first against the Company, protest, notice and all demands whatsoever.

          d. This Note Guarantee shall not be discharged except by complete performance of the obligations contained in the Notes and the Indenture.

          e. If any Holder or the Trustee is required by any court or otherwise to return to the Company, the Guarantors, or any Custodian, Trustee, liquidator or other similar official acting in relation to either the Company or the Guarantors, any amount paid by either to the Trustee or such Holder, this Note Guarantee, to the extent theretofore discharged, shall be reinstated in full force and effect.

          f. The Guarantor shall not be entitled to any right of subrogation in relation to the Holders in respect of any obligations guaranteed hereby until payment in full of all obligations guaranteed hereby.

          g. As between the Guarantors, on the one hand, and the Holders and the Trustee, on the other hand, (x) the maturity of the obligations guaranteed hereby may be accelerated as provided in
               Article  6 of  the  Indenture  for  the  purposes  of  this  Note
               Guarantee,   notwithstanding   any  stay,   injunction  or  other
               prohibition preventing such acceleration in respect of the obligations guaranteed hereby, and (y) in the event of any declaration of acceleration of such obligations as provided in
               Article 6 of the Indenture, such obligations (whether or not due and payable) shall forthwith become due and payable by the Guarantors for the purpose of this Note Guarantee.

          h. The Guarantors shall have the right to seek contribution from any non-paying Guarantor so long as the exercise of such right does not impair the rights of the Holders under the Guarantee.



                                      S2

               i. Pursuant to Section 11.03 of the Indenture, after giving effect to any maximum amount and any other contingent and fixed liabilities that are relevant under any applicable Bankruptcy or fraudulent conveyance laws, and after giving effect to any collections from, rights to receive contribution from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under Article 11 of the Indenture shall result in the obligations of such Guarantor under its Note Guarantee not constituting a fraudulent transfer or conveyance.

     3. Execution and Delivery. Each Guarantor agrees that the Note Guarantees shall remain in full force and effect notwithstanding any failure to endorse on each Note a notation of such Note Guarantee.

     4.   Guarantor May Consolidate, Etc. on Certain Terms.


          a. No Guarantor may consolidate with or merge with or into (whether or not such Guarantor is the surviving Person), another corporation, Person or entity whether or not affiliated with such Guarantor unless:

               i. subject to Section 11.06 of the Indenture, the Person formed by or surviving any such consolidation or merger (if other than such Guarantor) assumes all the obligations of such Guarantor pursuant to a supplemental indenture in form and substance reasonably satisfactory to the Trustee, under the Notes, this Indenture, the Note Guarantee and the Registration Rights Agreement;

               ii. immediately after giving effect to such transaction, no Default or Event of Default exists;

               iii. such  Guarantor,  or any Person  formed by or surviving  any such consolidation or merger, would have Consolidated Net Worth (immediately after giving effect to such transaction) equal to or greater than the Consolidated Net Worth of such Guarantor immediately preceding such transaction; and

               iv. the Company would be permitted by virtue of the Company's pro forma Cash Flow Coverage Ratio, immediately after giving effect to such transaction, to incur at least $1.00 of additional Indebtedness pursuant to the Cash Flow Coverage Ratio test set forth in Section 4.07 of the Indenture; provided that, the requirements of clauses (iii) and (iv) of this Section 4(a) will not apply in the case of a consolidation with or merger with or into the Company or another Guarantor.

          b. In case of any such consolidation, merger, sale or conveyance and upon the assumption by the successor Person, by supplemental indenture, executed and delivered to the Trustee in the form of Exhibit E to the Indenture or otherwise satisfactory in form to the Trustee, of the Note Guarantee endorsed upon the Notes and the due and punctual performance of all of the covenants and

                                      S3
               conditions of this Indenture to be performed by the Guarantor, such successor Person shall succeed to and be substituted for the Guarantor with the same effect as if it had been named herein as a Guarantor. Such successor Person thereupon may cause to be signed any or all of the Note Guarantees to be endorsed upon all of the Notes issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee. All the Note Guarantees so issued shall in all respects have the same legal rank and benefit under this Indenture as the Note Guarantees theretofore and thereafter issued in accordance with the terms of this Indenture as though all of such Note Guarantees had been issued at the date of the execution hereof.

          c. Except as set forth in Articles 4 and 5 of the Indenture, and notwithstanding clauses (a) and (b) above, nothing contained in this Indenture or in any of the Notes shall prevent any consolidation or merger of a Guarantor with or into the Company or another Guarantor, or shall prevent any sale or conveyance of the property of a Guarantor as an entirety or substantially as an entirety to the Company or another Guarantor.

     5.   Releases.


          a. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of any Guarantor, then such Guarantor (in the event of a sale or other disposition, by way of such a merger, consolidation or otherwise, of all of the capital stock of such Guarantor) or the corporation acquiring the property (in the event of a sale or other disposition of all of the assets of such Guarantor) will be released and relieved of any obligations under its Note Guarantee; provided that the Net Proceeds of such sale or other disposition are applied in accordance with the applicable provisions of this Indenture, including without limitation Sections 4.10 of the Indenture. Upon delivery by the Company to the Trustee of an Officers' Certificate and an Opinion of Counsel to the effect that such sale or other disposition was made by the Company in accordance with the applicable provisions of the Indenture, including, without limitation, Section 4.10 of the Indenture, the Trustee shall execute any documents reasonably required in order to evidence the release of any Guarantor from its obligations under its Note Guarantee.

          b. Any Guarantor not released from its obligations under its Note Guarantee shall remain liable for the full amount of principal of and interest on the Notes and for the other obligations of any Guarantor under the Indenture as provided in Article 11 of the Indenture.

     6. No Recourse Against Others. No past, present or future director, officer, employee, incorporator, stockholder or agent of the Guarantor, as such, shall have any liability for any obligations of the Company or any Guarantor under the Notes, any Note Guarantees, the Indenture or this Supplemental Indenture or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each

                                      S4

          Holder of the Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for issuance of the Notes. Such waiver may not be effective to waive liabilities under the federal securities laws and it is the view of the Commission that such a waiver is against public policy.

     7. NEW YORK LAW TO GOVERN. THE INTERNAL LAW OF THE STATE OF NEW YORK SHALL GOVERN AND BE USED TO CONSTRUE THIS SUPPLEMENTAL INDENTURE BUT WITHOUT GIVING EFFECT TO APPLICABLE PRINCIPLES OF CONFLICTS OF LAW TO THE EXTENT THAT THE APPLICATION OF THE LAWS OF ANOTHER JURISDICTION WOULD BE REQUIRED THEREBY.

     8. Counterparts. The parties may sign any number of copies of this Supplemental Indenture. Each signed copy shall be an original, but all of them together represent the same agreement.

     9. Effect of Headings. The Section headings herein are for convenience only and shall not affect the construction hereof.

     10. The Trustee. The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Supplemental Indenture or for or in respect of the recitals contained herein, all of which recitals are made solely by the Guarantor and the Company.

                                                  [signature pages follow]




                                      S5

     IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed as of the date first above written.

                               TMT-PATHWAY, L.L.C.



                               By: _________________________________
                                        Name:
                                        Title:



                               JACKSON PRODUCTS, INC.



                               By: _________________________________
                                        Name:
                                        Title:



                               SILENCIO/SAFETY DIRECT, INC.



                               By: _________________________________
                                        Name:
                                        Title:




                                      S6

                               AMERICAN ALLSAFE COMPANY



                               By: _________________________________
                                        Name:
                                        Title:


                               CRYSTALOID TECHNOLOGIES, INC.



                               By: _________________________________
                                        Name:
                                        Title:


                               FLEX-O-LITE, INC.


                               By: _________________________________
                                        Name:
                                        Title:


                               STATE STREET BANK AND TRUST COMPANY,
                                   as Trustee



                               By: _________________________________
                                        Name:
                                        Title:



                                       S7

                           AMENDMENT AGREEMENT NO. 5

                                 to that certain

                 REVOLVING CREDIT AND ACQUISITION LOAN AGREEMENT

     This AMENDMENT AGREEMENT NO. 5 (this "Amendment") dated as of March 29, 2002, is by and among (a) Jackson Products, Inc. (the "Borrower"), (b) the Domestic Subsidiaries (as defined in the Credit Agreement, as hereinafter defined), (c) Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), (d) Fleet National Bank (f/k/a BankBoston, N.A.) as agent (the "Agent") for itself and the other Banks, and (e) U.S. Bank National Association (f/k/a Firstar Bank N.A. f/k/a Mercantile Bank National Association), as co-agent (the "Co-Agent").


     WHEREAS, the Borrower, the Banks, the Agent, and the Co-Agent are parties to that certain Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (the "Original Credit Agreement"), pursuant to which the Banks, upon certain terms and conditions, have agreed to make loans to, and issue letters of credit for the benefit of, the Borrower;

     WHEREAS, the Original Credit Agreement was amended by (i) Amendment Agreement No. 1 to that certain Revolving Credit and Acquisition Loan Agreement dated as of June 19, 1998 (the "First Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (ii) Amendment Agreement No. 2 to that certain Revolving Credit and Acquisition Loan Agreement dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (iii) Amendment Agreement No. 3 to that certain Revolving Credit and Acquisition Loan Agreement dated as of July 1, 2001 (the "Third Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, and (iv) Amendment Agreement No. 4 to that certain Revolving Credit and Acquisition Loan Agreement dated as of October 1, 2001 (the "Fourth Amendment") among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent (the Original Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment being herein referred to as the "Credit Agreement") and all capitalized terms not otherwise defined herein which are defined in the Credit Agreement shall have the same meanings herein as specified in the Credit Agreement;

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

     WHEREAS, at the request of the Borrower, the Borrower, the Agent, the Co-Agent and the Banks have agreed to suspend the Specified Defaults for a limited period, and to modify certain other terms and conditions of the Credit Agreement in connection therewith (the "Forbearance Amendments"), all as specifically set forth in this Amendment; and

     WHEREAS, the Borrower, the Agent, the Co-Agent and the Banks have further agreed, in connection with the restructuring of the credit facilities, to modify certain other terms and conditions of the Credit Agreement (the "Restructuring Amendments"), all as specifically set forth in this Amendment;

     NOW, THEREFORE, in consideration of the mutual agreements contained in the Credit Agreement, herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Forbearance. Subject to the satisfaction of the conditions precedent set forth in ss.8 and in consideration of and reliance upon the agreements of the Borrower contained herein, each of the Banks and the Agent hereby agrees to forbear from exercising its rights and remedies relating to the Specified Defaults during (but only during) the period (the "Forbearance Period") ending on the earlier to occur of (i) Friday, April 12, 2002 at 5:00 p.m. (Boston time), (ii) the date on which the conditions precedent set forth in ss.9 hereof have been satisfied, (iii) the failure by the Borrower to pay any invoice presented to it relating to services provided by Bingham Dana LLP, FTI/Policano & Manzo or MHKB Consultants, LLC within five (5) Business Days of presentation thereof or to satisfy the condition precedent set forth in ss.9(a) hereof on March 29, 2002, or (iv) the occurrence of any Event of Default (other than the Specified Defaults). Such forbearance shall automatically, and without action, notice, demand or any other occurrence, expire on and as of the end of the Forbearance Period unless the conditions precedent set forth in ss.9 hereof have been satisfied. If the conditions precedent set forth in ss.9 hereof have not been satisfied, upon the end of the Forbearance Period, and from and after such time, (a) the Banks and the Agent shall retain all of the rights and remedies relating to the Specified Defaults, and any other Default or Event of Default,
(b) the Specified Defaults shall be reinstated and shall be in full force and effect for all periods including periods after the Forbearance Period, and (c) any obligation of the Banks to make Revolving Credit Loans or of the Issuing Banks to issue, extend or renew Letters of Credit shall be subject to the terms and conditions set forth in the Credit Agreement, including, without limitation, the conditions precedent set forth in ss.13 thereof. If the conditions precedent set forth in ss.9 hereof have been satisfied prior to the expiration of the Forbearance Period, then the Specified Defaults will be permanently and irrevocably waived.

     2. Other Defaults. The forbearance set forth in ss.1 shall apply only to the Specified Defaults. No forbearance with respect to any other Default or Event of Default, whether presently existing or hereafter arising, is granted hereby. Any obligation of the Banks to make Revolving Credit Loans or of the Issuing Banks to issue, extend or renew Letters of Credit shall, at all times (including, without limitation, during the Forbearance Period), be subject to the satisfaction of all of the terms and conditions of the Credit Agreement, including, without limitation, the conditions precedent set forth in the Credit Agreement; provided, that, during the Forbearance Period, the Specified Defaults shall not be considered as Defaults or Events of Default (other than for purposes of ss.10.5.2 of the Credit Agreement) in connection with any such

                                      F2

Revolving Credit Loans or Letters of Credit. The Banks and the Agent shall, at all times, retain all of the rights and remedies in respect of any Default or Event of Default under the Credit Agreement and the other Loan Documents other than, during the Forbearance Period or the date on which the conditions precedent set forth in ss.9 hereof have been satisfied, the Specified Defaults. The issuance of the Secured Senior Subordinated Notes and the associated warrants will require one or more amendments to the Stockholders Agreement to provide the purchasers thereof registration rights and to waive or amend (i) certain anti-dilution provisions, (ii) certain board composition requirements,
(iii) certain veto rights in favor of minority shareholders and/or classes of stock, (iv) certain transfer restrictions, (v) certain drag-along registration rights, (vi) certain pre-emptive rights and (vii) the term to extend it, which such amendments and waivers may constitute Defaults or Events of Default under ss.10.8(b) of the Credit Agreement. The Banks acknowledge such amendments and waivers and waive any Default or Event of Default of ss.10.8(b) of the Credit Agreement, if any, resulting from such amendments and waivers. To the extent the issuance of the Secured Senior Subordinated Notes and the associated warrants constitutes an affiliate transaction prohibited by ss.10.11 of the Credit Agreement, the Banks acknowledge such transaction and waive any Default or Event of Default under ss.10.11 of the Credit Agreement, if any, resulting from such transaction.

     3. Forbearance Amendments to the Credit Agreement. Upon the satisfaction of the conditions set forth in ss.8 hereof, the Credit Agreement is hereby amended in the following respects:

     (a) Section 1.1 of the Credit Agreement is hereby amended by restating the following definitions in their entirety:

          "Forbearance Period. The period commencing on July 1, 2001 and ending on April 12, 2002."

          "Forbearance   Termination   Date.   April  12,   2002."

     (b) Section 2.1 of the Credit Agreement is hereby amended by restating the last two sentences thereof in their entirety as follows:

          "Notwithstanding the foregoing, at no time during the Forbearance Period shall the Agent or any of the Banks be obligated to make or fund any Revolving Credit Loans if the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the outstanding amount of the Swing Line Loans, the Maximum Drawing Amount and all Unpaid Reimbursement Obligations (such aggregate amount the "Revolver Usage") would exceed $21,000,000 (such amount, the "Revolver Sublimit"). If the Revolver Usage at any time exceeds the Revolver Sublimit during the Forbearance Period, the Borrower shall immediately prepay an amount equal to such excess to the Agent for the account of the Banks and the Agent, for application to the outstanding principal amount of Revolving Credit Loans."

     (c) Section 2.7.3 is hereby amended by restating the last sentence thereof in its entirety as follows:

          "During the Forbearance Period, the Borrower may elect to convert any part of the Loans to or maintain any part of the Loans as LIBOR Rate Loans

                                      F3
     so long as the Interest Periods with respect to any LIBOR Rate Loan borrowed, converted or renewed do not exceed one (1) month."

     4. Restructuring Amendments to the Credit Agreement. Upon the satisfaction of the conditions set forth inss.9 hereof, the Credit Agreement is hereby amended in the following respects:

     (a) Section 1.1 of the Credit Agreement is hereby amended by deleting the definitions of "Applicable Margin", "Forbearance Period", "Forbearance Termination Date", "Pro Forma Basis", "Rate Adjustment Period", "Subdebt Interest Loan" and "Subdebt Interest Payment Amount" in their entirety.

     (b) Section 1.1 of the Credit Agreement is hereby amended by inserting the following new definitions in the appropriate alphabetical sequence:

          "Excess Cash Flow Payment. An amount equal to (a) 75% of (i) EBITDA for such period, plus (ii) cash payments made to TJC Management Corp. pursuant to the terms of the Management Agreement or the Intercompany Management Agreement (the "Management Fees") to the extent deducted from EBITDA or Consolidated Net Income, minus (without duplication) (iii) the sum of (A) Capital Expenditures made during such period to the extent such amounts do not exceed $5,409,000 during the fiscal year ended on December 31, 2002 and do not exceed $6,940,000 during the fiscal year ended on December 31, 2003, (B) Consolidated Total Interest Expense (including all fees paid to the Banks other than $500,000 of the Restructuring Fee and including the Note Transaction Fee) for such period, (C) all cash expenses paid during such period to the extent not deducted in calculating EBITDA (but excluding $500,000 of the Restructuring Fee, the Note Transaction Fee and the Management Fees), including fees and expenses paid by the Borrower to the Agents, the Banks, their attorneys and consultants, (D) scheduled amortization of principal on the Acquisition Loan made during such period (other than the repayment of the Acquisition Loan made with the proceeds of the Secured Senior Subordinated Notes), minus (b) any voluntary prepayment of the Acquisition Loan made during such period."

          "Note Transaction Fee. The transaction fee paid to Summit and Jordan in connection with the issuance of the Secured Senior Subordinated Notes in an amount not to exceed $500,000 in the aggregate."

          "Restructuring Fee. The restructuring fee paid to the Agent for the pro rata accounts of the Banks in connection with Amendment Agreement No. 5 to that certain Revolving Credit and Term Loan Agreement, dated as of March 29, 2002, among the Borrower, the Domestic Subsidiaries party thereto, the Agent, the Co-Agent and the Banks."

          "Secured Senior Subordinated Documents. The Secured Senior Subordinated Unit Purchase Agreement, the Secured Senior Subordinated Notes and the Secured Senior Subordinated Security Documents, all in form and substance reasonably satisfactory to the Agent."

          "Secured Senior Subordinated Collateral Documents. Collectively, all guaranties, security agreements, mortgages, pledge agreements, collateral assignments and all other instruments and documents, including without limitation, Uniform Commercial Code financing statements, required to be executed or delivered pursuant to the terms of the Secured Senior Subordinated Unit Purchase Agreement, all in form and substance reasonably satisfactory to the Agent."

          "Secured Senior Subordinated Notes. The $13,000,000 15% Secured Senior Subordinated Notes due 2004, issued by the Borrower pursuant to the Secured Senior Subordinated Unit Purchase Agreement, such Secured Senior Subordinated Notes to be in form and substance reasonably satisfactory to the Agent."

          "Secured Senior Subordinated Unit Purchase Agreement. The Unit Purchase Agreement to be dated on or prior to April 12, 2002, pursuant to which certain units, comprising the Secured Senior Subordinated Notes and associated warrants, will be issued by the Borrower, such Secured Senior Subordinated Unit Purchase Agreement to be in form and substance reasonably satisfactory to the Agent."

          "Summit. Summit Capital II, LP."

          "Summit Affiliates. (a) Summit and Summit Capital Group, LLC and their respective affiliates, (b) partners, principals, directors, officers, employees and agents of the Persons referred to in clause (a) hereof; (c) any other trust established by the Persons referred to in clause (b) hereof; and (d) any corporation, partnership or other entity controlled by, or which is an Affiliate of, the Persons referred to in clauses (a), (b), and (c) hereof."

     (c) Section 1.1 of the Credit Agreement is hereby amended by restating the following definitions in their entirety:

          "Acquisition Loan Maturity Date. June 30, 2004."

          "Agent. Fleet National Bank (f/k/a BankBoston, N.A., acting as Agent for the Banks."

          "BKB. Fleet National Bank (f/k/a BankBoston, N.A.), a national banking association, in its individual capacity."

          "Co-Agent. U.S. Bank National Association (f/k/a Firstar Bank N.A., f/k/a Mercantile Bank National Association), in its capacity as co-agent."

          "Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid in cash by the Borrower and its Restricted Subsidiaries during such period on all Indebtedness of the Borrower and its Restricted Subsidiaries outstanding during all or any part

                                      F4
     of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease, or any synthetic lease referred to in clause (vi) of the definition of the term "Indebtedness," and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money.

          "EBITDA. With respect to a Person and its Subsidiaries for any fiscal period, an amount equal to (a) Consolidated Net Income for such period, minus (b) to the extent not otherwise deducted in the calculation of Consolidated Net Income, cash payments made to TJC Management Corp. pursuant to the terms of the Management Agreement or the Intercompany Management Agreement, plus, (c) to the extent deducted in the calculation of Consolidated Net Income and without duplication, (i) depreciation and amortization for such period, (ii) other noncash charges for such period,
     (iii) income tax expense for such period, (iv) Consolidated Total Interest Expense paid during such period, (v) non-cash expenses relating to Financial Accounting Standards Board Statement Nos. 106 and 109 for such period, (vi) the aggregate amount of non-capitalized transaction costs incurred in connection with financings, acquisitions, joint ventures or joint alliance (including, but not limited to, financing fees) for such period, and (vii) payments made in connection with Incentive Arrangements, minus, (d) to the extent added in computing Consolidated Net Income and without duplication, all noncash gains (including income tax benefits) for such period, all as determined in accordance with generally accepted accounting principles."

          "Mercantile. U.S. Bank National Association (f/k/a Firstar Bank N.A., f/k/a Mercantile Bank National Association), a national banking association, in its individual capacity."

          "Revolving Credit Loan Maturity Date. June 30, 2004."

          "Swing Line Bank. Fleet National Bank (f/k/a BankBoston, N.A.)."

     (d) The definition of "Borrowing Base" set forth in Section 1.1 of the Credit Agreement is hereby amended by deleting the last sentence thereof in its entirety.

     (e) The definition of "Subordinated Debt" set forth in Section 1.1 of the Credit Agreement is hereby amended by deleting the words "The Subordinated Notes, and such other Unsecured Indebtedness" and replacing them with the words "The Secured Senior Subordinated Notes, the Subordinated Notes, and such other unsecured Indebtedness".

     (f) Section 2.1 of the Credit Agreement is hereby amended by restating the last two sentences thereof in their entirety as follows:

          "Notwithstanding the foregoing, at no time during the period commencing on December 15, 2002 through January 31, 2003 and the period commencing on December 15, 2003 through January 31, 2004, shall the Agent or any of the Banks be obligated to make or fund any Revolving Credit Loans

                                      F5
     if the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the outstanding amount of the Swing Line Loans, the Maximum Drawing Amount and all Unpaid Reimbursement Obligations (such aggregate amount the "Revolver Usage") would exceed $22,500,000, such amount, the "Revolver Sublimit"). If the Revolver Usage at any time exceeds the Revolver Sublimit during such periods, the Borrower shall immediately prepay an amount equal to such excess to the Agent for the account of the Banks and the Agent, for application to the outstanding principal amount of Revolving Credit Loans."

     (g) Section 2.2 of the Credit Agreement is hereby amended by deleting the words "rate per annum equal to the Applicable Margin for the Commitment Fee" and replacing them with the words "rate per annum equal to 0.50%".

     (h) Section 2.5 of the Credit Agreement is hereby amended by (i) deleting the words "Base Rate plus the Applicable Margin" in clause (a) thereto and replacing them with the words "Base Rate plus 3.00%", (ii) deleting the words "LIBOR Rate determined for such Interest Period plus the Applicable Margin" in clause (b) thereto and replacing them with the words "LIBOR Rate determined for such Interest Period plus 4.00%", and (iii) deleting the last sentence thereof in its entirety. For the avoidance of doubt, if any reference is made in any other Loan Document to an "Applicable Margin" for a particular type of Loan, then such reference will be deemed to be 3.00% in respect of Base Rate Loans and 4.00% in respect of LIBOR Rate Loans."

     (i) Section 2.7.3 of the Credit Agreement is hereby amended by deleting the last sentence thereof in its entirety.

     (j) Section 2.10 of the Credit Agreement is hereby amended by (i) deleting the last sentence of clause (a) thereof in its entirety, and (ii) deleting the words "Base Rate plus the Applicable Margin" in clause (c) thereto and replacing them with the words "Base Rate plus 3.00%".

     (k) Section 3.3 of the Credit Agreement is hereby amended by deleting the last sentence thereof in its entirety.

     (l) Section 4.5 of the Credit Agreement is hereby amended by (i) deleting the words "twelve (12)" and replacing them with the words "thirteen (13)", (ii) deleting the grid contained in Section 4.5.1 in its entirety and replacing it with the following:

              Quarter Ending                             Amount
              ------- ------                             ------
              March 31, 2002                           $1,250,000
              June 30, 2002                            $1,250,000
            September 30, 2002                         $1,250,000
            December 31, 2002                          $1,250,000
              March 31, 2003                           $2,500,000
              June 30, 2003                            $2,500,000
            September 30, 2003                         $2,500,000
            December 31, 2003                          $2,500,000
              March 31, 2004                           $3,000,000
      Acquisition Loan Maturity Date            Remaining Unpaid Balance of
                                                Acquisition Loan

                                     F6

     , and (iii) inserting the following new Section 4.5.4 at the end thereof:

          "4.5.4. Excess Cash Flow Recapture. For each fiscal year of the Borrower, commencing with the fiscal year ended on December 31, 2002, the Borrower shall prepay the principal of the Acquisition Loan or, in the event that the Acquisition Loan is paid in full, permanently reduce the Total Commitment, in an aggregate amount equal to the Excess Cash Flow Payment for such fiscal year, such mandatory prepayment to be due and payable ninety (90) days after the end of each applicable fiscal year and to be applied against the scheduled installments of principal due on the Acquisition Loan in the inverse order of maturity."

     (m) Section 4.7.1 of the Credit Agreement is hereby amended by (i) deleting the words "Base Rate, plus the Applicable Margin" in clause (a) thereto and replacing them with the words "Base Rate plus 3.00%", and (ii) deleting the words "LIBOR Rate, plus the Applicable Margin" and replacing them with the words "LIBOR Rate for such Interest Period plus 4.00%".

     (n) Section 5.6 of the Credit Agreement is hereby amended by deleting the words (i) "an amount equal to the Applicable Margin with respect to" and replacing them with the words "an amount equal to 4.00% with respect to", and
(ii) "an amount equal to the Applicable Margin minus one-half percent (1/2%)" and replacing them with the words "an amount equal to 3.50%".

     (o) Section 9.4(d) of the Credit Agreement is hereby restated in its entirety as follows:

          (d) (i) simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement certified by the principal financial or accounting officer of the Borrower in substantially the form of Exhibit I (the "Compliance Certificate") hereto and setting forth in reasonable detail computations evidencing compliance with the covenants contained in ss.11, (ii) simultaneously with the delivery of the financial statements referred to in subsection (c) above, a Compliance Certificate setting forth in reasonable detail computations evidencing compliance with the covenants contained in ss.11.4 hereof, and (iii) simultaneously with the delivery of the financial statements referred to in subsection (a) above, a Compliance Certificate setting forth in reasonable detail computations evidencing the Excess Cash Flow Payment, and in each case (if applicable) reconciliations to reflect changes in generally accepted accounting principles since the Balance Sheet Date;"

     (p) Section 10.1 of the Credit Agreement is hereby amended by (i) deleting the word "and" at the end of clause (p) thereof, (ii) replacing the period at the end of clause (q) thereof with "; and", and (iii) inserting the following new clause (r) at the end thereof:

                                      F7

          "(r) Indebtedness of the Borrower in an aggregate principal amount not to exceed $13,000,000 (other than increases resulting from the capitalization of interest) evidenced or incurred under the Secured Senior Subordinated Documents and guarantees of such Indebtedness from each Domestic Subsidiary party to a Guaranty, which Indebtedness and related guarantee(s) will provide for the following: (i) a maturity of December 31, 2004, (ii) that the Secured Senior Subordinated Notes, together with the associated warrants are to be sold at par, (iii) a stated coupon of 15% per annum, with one-third of such coupon being capitalized and compounded semi-annually, (iv) covenants and events of default substantially similar to those contained in the Subordinated Indenture, (v) terms of subordination substantially similar to those contained in the Subordinated Indenture, except that (A) such subordination shall contain additional language regarding the subordination of the liens permitted by Section 10.2(n), and (B) no rights will be conveyed to the Agent and/or the Banks to block the first two scheduled payments of interest, and (vi) an agreement from the holders of the Secured Senior Subordinated Notes that they will take no action to enforce their liens on their collateral following any event of default under the Secured Senior Subordinated Unit Purchase Agreement prior to the repayment in full in cash of all of the Obligations."

          (q) Section 10.2 of the Credit Agreement is hereby amended by (i) deleting the word "and" at the end of clause (l) thereof, (ii) replacing the period at the end of clause (m) thereof with "; and", and (iii) inserting the following new clause (n) at the end thereof:

          "(n) liens against the Borrower and its Subsidiaries to secure the Indebtedness permitted by Section 10.1(r) hereof."

     (r) Section 10.4 of the Credit Agreement is hereby amended by (i) restating clause (a) thereof in its entirety as follows:

          "(a) by the Borrower, so long as no Default or Event of Default has occurred or is continuing or would result therefrom:

               (i) to the trustee or a designated paying agent for the holders of the Subordinated Notes in each fiscal year up to an aggregate amount equal to the amount of interest due on the Subordinated Notes in such fiscal year solely for the purpose of making such interest payments, provided, however, the amount shall not include any Restricted Payments to fund any increases in the rate of interest on the Subordinated Notes from the Closing Date and provided, further such dividends or payments shall not be made until a date which is not more than fifteen (15) days prior to the date such interest payments are due and payable,

               (ii) commencing April 1, 2003, to TJC Management Corp. (A) consisting of quarterly management fee payments in an aggregate annual amount not to exceed the greater of $600,000 or 2.5% of the Borrower's Consolidated Net Income before interest, taxes, depreciation and amortization for such fiscal year which are due and payable in such fiscal year and prior years pursuant to the Management Agreement or the Intercompany Management Agreement and indemnity payments required to be made under the Management Agreement and the Intercompany Management Agreement, and (B) to TJC Management Corp. consisting of ordinary investment services payments pursuant to the Management Agreement, provided, in each case, such dividends or payments shall not be made until a date which is not more than fifteen (15) days prior to the date such payments are due and payable pursuant to the terms of the Management Agreement or the Intercompany Management Agreement, as the case may be, and provided, further, that any such payments may only be made to the extent that the Borrower has delivered to the Agent, a Compliance Certificate demonstrating that, assuming such payment had been made on the last day of the immediately preceding fiscal year, the Borrower would have been in compliance with each of the financial covenants set forth in Section 11 hereof on a pro forma basis, and

               (iii) to holders of the Secured Senior Subordinated Notes in each fiscal year up to an aggregate amount equal to the amount of cash interest due on the Secured Senior Subordinated Notes in such fiscal year solely for the purpose of making such interest payments, provided, however, the amount shall not include any Restricted Payments to fund any increases in the rate of interest on the Secured Senior Subordinated Notes and provided, further such payments shall not be made prior to the date such interest payments are due and payable.


     , (ii) deleting the word "and" at the end of clause (e) thereof, (iii) replacing the period at the end of clause (f) thereof with "; and", and (iv) inserting the following new clause (g):

          "(g) by the Borrower to Summit and Jordan in payment of the Note Transaction Fee."

     (s) Section 10.5.1 of the Credit Agreement is hereby amended by restating clause (c) and clause (d) as follows:

          "(c) Intentionally omitted."

          "(d) Intentionally omitted."

     (t) Section 10.14 of the Credit Agreement is hereby amended by inserting after the words "Loan Documents" the words ", the Secured Senior Subordinated Documents".

     (u) Section 11 of the Credit Agreement is hereby amended by restating it in its entirety as follows:

                                      F8

                    11. FINANCIAL COVENANTS OF THE BORROWER.

          The Borrower covenants and agrees that, so long as any Loan, Unpaid Reimbursement Obligation, Letter of Credit or Note is outstanding or any Bank has any obligation to make any Loans, the Swing Line Bank has any obligation to make any Swing Line Loans or the Agent has any obligation to issue, extend or renew any Letters of Credit:

          "11.1. EBITDA to Total Interest Expense. The Borrower will not permit the ratio of EBITDA of the Borrower and its Restricted Subsidiaries to Consolidated Total Interest Expense for any period of four consecutive fiscal quarters ending during any period described in the table set forth below to be less than the ratio set forth opposite such period in such table:


               Period Ended:                  Ratio
              ---------------------------   -------------------------
                  3/31/02                       1.45:1.00
              ---------------------------   -------------------------
                  6/30/02                       1.55:1.00
              ---------------------------   -------------------------
                  9/30/02                       1.60:1.00
              ---------------------------   -------------------------
                  12/31/02                      1.70:1.00
              ---------------------------   -------------------------
                  3/31/03                       1.75:1.00
              ---------------------------   -------------------------
                  6/30/03                       1.85:1.00
              ---------------------------   -------------------------
                  9/30/03                       1.95:1.00
              ---------------------------   -------------------------
               12/31/03 and at the end of       2.00:1.00
               each quarter thereafter
              --------------------------    -------------------------

          11.2. Leverage Ratio. The Borrower will not permit the Leverage Ratio as at the end of any fiscal quarter ending during any period described in the table set forth below to exceed the ratio set forth opposite such period in such table:


                 Period Ended:                       Ratio
           -----------------------------    ------------------------------
                    3/31/02                            7.55:1.00
           -----------------------------    ------------------------------
                    6/30/02                            7.45:1.00
           -----------------------------    ------------------------------
                    9/30/02                            6.85:1.00
           -----------------------------    ------------------------------
                    12/31/02                           6.25:1.00
           -----------------------------    ------------------------------
                    3/31/03                            6.15:1.00
           -----------------------------    ------------------------------
                    6/30/03                            6.00:1.00
           -----------------------------    ------------------------------
                    9/30/03                            5.75:1.00
           -----------------------------    ------------------------------
           12/31/03 and at the end of                  5.50:1.00
            each quarter thereafter
           -----------------------------    ------------------------------

          11.3. Consolidated Operating Cash Flow to Total Debt Service. The Borrower will not, for any period of four consecutive fiscal quarters ending during any period described in the table set forth below, permit the ratio of (i) Consolidated Operating Cash Flow for such period to (ii) the sum of (a) Consolidated Total Interest Expense for such period and (b) all required payments of principal (including the principal component of

                                      F9
     capitalized lease payments) in respect of Indebtedness due and payable by the Borrower and/or its Restricted Subsidiaries during such period to be less than the ratio set forth opposite such period in such table:

                   Period Ended:                       Ratio
             -----------------------------   ----------------------
                      3/31/02                        0.80:1.00
             -----------------------------   ----------------------
                      6/30/02                        0.90:1.00
             -----------------------------   ----------------------
                      9/30/02                        1.00:1.00
             -----------------------------   ----------------------
             12/31/02 and at the end of              1.05:1.00
              each quarter thereafter
             -----------------------------   ----------------------

          11.4. Minimum EBITDA. The Borrower will not permit EBITDA for any period set forth in the table below, to be less than the amount set forth opposite such date in such table:

                      Period:                                    Amount
              ----------------------------------  -----------------------------
                  1/1/02 - 3/31/02                              $5,300,000
              ----------------------------------  -----------------------------
                  1/1/02 - 4/30/02                              $8,500,000
              ----------------------------------  -----------------------------
                  1/1/02 - 5/31/02                              $12,400,000
              ----------------------------------  -----------------------------
                  1/1/02 - 6/30/02                              $16,550,000
              ----------------------------------  -----------------------------
                  1/1/02 - 7/31/02                              $20,225,000
              ----------------------------------  -----------------------------
                  1/1/02 - 8/31/02                              $24,075,000
              ----------------------------------  -----------------------------
                  1/1/02 - 9/30/02                              $27,700,000
              ----------------------------------  -----------------------------
                 1/1/02 - 10/31/02                              $30,275,000
              ----------------------------------  -----------------------------
                 1/1/02 - 11/30/02                              $31,800,000
              ----------------------------------  -----------------------------
                 1/1/02 - 12/31/02                              $32,825,000
              ----------------------------------  -----------------------------
                  4/1/02 - 3/31/03                              $33,000,000
              ----------------------------------  -----------------------------
                  7/1/02 - 6/30/03                              $33,500,000
              ----------------------------------  -----------------------------
                 10/1/02 - 9/30/03                              $34,000,000
              ----------------------------------  -----------------------------
                 1/1/03 - 12/31/03                              $34,400,000
              ----------------------------------  -----------------------------
                  4/1/03 - 3/31/04                              $34,700,000
              ----------------------------------  -----------------------------

          11.5. Maximum Capital Expenditures. The Borrower will not permit Capital Expenditures for any period set forth in the table below, to be greater than the amount set forth opposite such date in such table:

                      Period                            Amount
              -------------------------------    -------------------------------
                    1/1/02 - 3/31/02                  $2,000,000
              -------------------------------    -------------------------------
                    1/1/02 - 6/30/02                  $4,000,000
              -------------------------------    -------------------------------
                    1/1/02 - 9/30/02                  $5,000,000
              -------------------------------    -------------------------------
                   1/1/02 - 12/31/02                  $5,949,900
              -------------------------------    -------------------------------
                    1/1/03 - 3/31/03                  $2,600,000
              -------------------------------    -------------------------------
                    1/1/03 - 6/30/03                  $5,100,000
              -------------------------------    -------------------------------
                    1/1/03 - 9/30/03                  $6,400,000
              -------------------------------    -------------------------------
                   1/1/03 - 12/31/03                  $7,634,000
              -------------------------------    -------------------------------




                                      F10

     (v) Section 14.1 of the Credit Agreement is he reby amended by restating clause (p) thereof in its entirety as follows:

          "(p) the Jordan Affiliates and the Summit Affiliates shall at any time comprise less than a majority of the directors on the board of directors of the Borrower; "

     (w Exhibit I to the Credit Agreement is hereby restated in its entirety as set forth on Exhibit I attached hereto.

     5. Restructuring Fee. The Borrower hereby agrees to pay to the Agent, for the ratable accounts of the Banks, an amount equal to fifty basis points on the sum of the Total Commitment plus the outstanding principal amount of the Acquisition Loans on the date on which the Secured Senior Subordinated Notes are issued (the "Restructuring Fee"). The Restructuring Fee shall be shared pro rata by the Banks in accordance with the aggregate amount of their Commitments and the outstanding principal amount of their Acquisition Loans after giving effect to prepayments of the Acquisition Loan. The Restructuring Fee shall be fully earned and nonrefundable when paid.

     6.   Representations  and  Warranties.   The  Borrower  and  each  Domestic
Subsidiary hereby represents and warrants to the Banks as follows:

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


                                      F11

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

     7. Independent Valuation. The Borrower agrees that it will continue, and shall cause each of its Subsidiaries to continue, to cooperate with the requests of any investment field examiner and business consultant retained by the Agent.

     8.   Conditions  to   Effectiveness.   This   Amendment   (other  than  the
Restructuring Amendments set forth in ss.4 hereof) shall become effective only upon the satisfaction of the following conditions:

     (a) this Amendment shall have been executed and delivered by the Borrower, the Domestic Subsidiaries party hereto, the Agent, the Co-Agent and the Banks; and

     (b) the Borrower shall have paid all unpaid fees and expenses of Bingham Dana LLP, FTI/Policano & Manzo ("Policano") and MHKB Consultants, LLC ("MHKB"), to the extent that copies of invoices have been presented to the Borrower.

     9. Conditions to Effectiveness of Restructuring Amendment. The Restructuring Amendments set forth inss.4 hereof shall become effective only upon the satisfaction of the following conditions on or prior to April 12, 2002:

     (a) the receipt by the Administrative Agent on March 29, 2002 of the principal payment on the Acquisition Loan of $1,250,000 due and payable on the last Business Day of the calendar quarter ending March 31, 2002;

     (b) evidence that the Borrower has contemporaneously consummated the sale of the Secured Senior Subordinated Notes and will receive at least $13,000,000 in proceeds from the sale of the Secured Senior Subordinated Notes and associated warrants;

     (c) receipt by the Agent of not less than $12,000,000 from the Borrower as a prepayment of the Acquisition Loan, which prepayment shall be applied against the scheduled installments of principal due under the Acquisition Loan in inverse order of maturity;

     (d)  receipt  by  the  Agent,   for  the  account  of  the  Banks,  of  the
Restructuring Fee; and

     (e) receipt by the Agent from the Borrower and each of the Domestic Subsidiaries, copies, certified by a duly authorized officer of such Person to be true and complete, of the records of all corporate action taken by such Person to authorize (i) such Person's execution and delivery of this Amendment



                                      F12
and any other documents executed in connection therewith, and (ii) such Person's performance of all of its agreements and obligations under this Amendment. Such certified copies shall be in form and substance satisfactory to the Agent.

     10. Ratification, Etc. Each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each of the Credit Agreement (as amended hereby) and the other Loan Documents to which such Borrower and Domestic Subsidiary is a party; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, the grant of a security interest under the Security Agreement and the Mortgages to which it is a party in all of the existing and after-acquiring or arising goods, accounts, chattel paper, investment property, documents, instruments, general intangibles and other personal property assets, including, without limitation, all deposit accounts, in which such Borrower or Domestic Subsidiary has ownership or other rights, together with any and all Uniform Commercial Code financing statements and other instruments or documents previously executed in connection therewith to create, evidence, perfect or preserve the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms in all respects, as its own act and deed, any and all Uniform Commercial Code financing statements executed by the Agent in the name of the Borrower or Domestic Subsidiary, pursuant to the power of attorney provisions contained in the Security Agreement to which it is a party, to perfect, preserve the perfection, or insure the priority of such security interest in favor of the Agent for the benefit of the Banks and the Agent; each mortgagor under a Mortgage to which it is a party hereby adopts again, ratifies and confirms, as its own act and deed, the mortgage of real estate assets in which such mortgagor has an ownership or other rights; each pledgor under a Pledge Agreement to which it is a party hereby adopts again, ratifies and confirms in all respects, as its own act and deed, each pledge granted by such pledgor thereunder; and each of the Borrower and its Domestic Subsidiaries hereby adopts again, ratifies and confirms, as its own act and deed, each of the other instruments or documents delivered in connection with the Credit Agreement or any of the Loan Documents to which it is a party and purported to be executed by it and acknowledges that all of the foregoing Loan Documents and other instruments, documents, filings and recordings shall continue in full force and effect. To the extent that it has not already done so, each of the Borrower and its Domestic Subsidiaries hereby waives all suretyship defenses of whatsoever nature, whether arising out of the Agent's or any Bank's dealings with any other Borrower or Domestic Subsidiary in respect of the Credit Agreement, as amended hereby, any other Loan Document or otherwise. By its signature below, each of the Borrower and its Domestic Subsidiaries hereby consents to this Amendment, and after taking into account this Amendment, acknowledges that this Amendment shall not alter, release, discharge or otherwise affect any of its obligations under any Loan Document to which it is a party.

     11. Release. In order to induce the Agent, the Co-Agent and the Banks to enter into this Amendment, each of the Borrower and its Domestic Subsidiaries acknowledges and agrees that: (i) neither the Borrower nor any Domestic Subsidiary has any claim or cause of action against the Agent, the Co-Agent or any Bank (or any of its respective directors, officers, employees or agents);
(ii) neither the Borrower nor any Domestic Subsidiary has any offset right, counterclaim or defense of any kind against any of their respective obligations, indebtedness or liabilities to the Agent, the Co-Agent or any Bank; and (iii) each of the Agent, the Co-Agent and the Banks has heretofore properly performed


                                      F13
and satisfied in a timely manner all of its obligations to each of the Borrower and its Domestic Subsidiaries. The Borrower and its Domestic Subsidiaries wish to eliminate any possibility that any past conditions, acts, omissions, events, circumstances or matters would impair or otherwise adversely affect any of the Agent's, the Co-Agent's and the Banks' rights, interests, contracts, collateral security or remedies. Therefore, each of the Borrower and its Domestic Subsidiaries unconditionally releases, waives and forever discharges (A) any and all liabilities, obligations, duties, promises or indebtedness of any kind of the Agent, the Co-Agent or any Bank to the Borrower or any Domestic Subsidiary, except the obligations to be performed by the Agent or any Bank on or after the date hereof as expressly stated in this Amendment, the Credit Agreement and the other Loan Documents, and (B) all claims, offsets, causes of action, suits or defenses of any kind whatsoever (if any), whether arising at law or in equity, whether known or unknown, which any Borrower or Domestic Subsidiary might otherwise have against the Agent, the Co-Agent, any Bank or any of its directors, officers, employees or agents, in either case (A) or (B), on account of any past or presently existing condition, act, omission, event, contract, liability, obligation, indebtedness, claim, cause of action, defense, circumstance or matter of any kind.

         ss.12. Effect of Amendment. Except as expressly set forth herein, this Amendment does not constitute an amendment or waiver of any other term or condition of the Credit Agreement or any other Loan Document, and all such other terms and conditions shall remain in full force and effect. Nothing contained in this Amendment shall be construed to imply a willingness on the part of the Banks to grant any similar or other future forbearances or waivers of any of the terms and conditions of the Credit Agreement or the other Loan Documents. Except for the forbearances and waivers expressly set forth herein, nothing contained herein shall in any way prejudice, impair or otherwise adversely affect any rights or remedies of the Agent, the Co-Agent and the Banks under the Credit Agreement, as amended, or any other Loan Document. This Amendment shall constitute a Loan Document.

         ss.13. Reimbursement of Expenses. The Borrower acknowledges that all out of pocket costs and expenses incurred by the Agent, the Co-Agent and the Banks in connection with (a) the preparation, negotiation, execution, delivery and monitoring of this Amendment, (b) the discussions and meetings that preceded this Amendment, (c) the fees and disbursements of Policano, MHKB and any other investment field examiner or business consultant retained in connection with ss.7 hereof, allocable costs of in-house counsel, and all legal and other professional and consultant's fees and disbursements), and (d) the filing, recording or submission of any UCC filings shall be paid by the Borrower and shall constitute a portion of the Obligations secured by the Collateral. In the event that the Borrower fails to pay the fees and expenses of Bingham Dana LLP, Policano or MHKB within five (5) Business Days after presentation of any invoice therefor, then the Administrative Agent may make Revolving Credit Loans to cover such amounts. Notwithstanding the foregoing, if following the completion of Policano's analysis of the Borrower's audited financial statements for the fiscal year ended December 31, 2002, no Defaults or Events of Default then exist, the Agent shall at such time cease retaining Policano and MHKB.

     14. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.


                                      F14

     15.   Counterparts.   This  Amendment  may  be  signed  in  any  number  of
counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]





                                      F15

     IN WITNESS WHEREOF, the undersigned have duly executed this Fifth Amendment as a sealed instrument as of the date first above written.


                            JACKSON PRODUCTS, INC.



                            By: _______________________________________________
                                   Name:
                                   Title:

                            FLEX-O-LITE, INC.



                            By: _______________________________________________
                                   Name:
                                   Title:

                            TMT-PATHWAY, L.L.C.



                            By: _______________________________________________
                                   Name:
                                   Title:


                            CRYSTALOID TECHNOLOGIES, INC.



                            By: _______________________________________________
                                   Name:
                                   Title:

                            AMERICAN ALLSAFE COMPANY

                            By: _______________________________________________
                                   Name:
                                   Title:



                                      F16

                          SILENCIO/SAFETY DIRECT, INC.



                          By: _______________________________________________
                                   Name:
                                   Title:

                          FLEET NATIONAL BANK (f/k/a BankBoston, N.A.),
                               individually and as Agent



                          By: _______________________________________________
                                   Name:
                                   Title:

                         U.S. BANK NATIONAL ASSOCIATION (f/k/a FIRSTAR BANK,
                              f/k/a Mercantile Bank National Association), individually and as Co-Agent



                         By: _______________________________________________
                                   Name:
                                   Title:

                         PB CAPITAL CORPORATION



                         By: _______________________________________________
                                   Name:
                                   Title:



                         By: _______________________________________________
                                   Name:
                                   Title:





                                     F17

                           ANTARES CAPITAL CORPORATION



                            By: _______________________________________________
                                   Name:
                                   Title:

                            COMERICA BANK



                            By: _______________________________________________
                                   Name:
                                   Title:

                            BNP PARIBAS



                            By: _______________________________________________
                                   Name:
                                   Title:



                            By: _______________________________________________
                                   Name:
                                   Title:

                            GENERAL ELECTRIC CAPITAL CORPORATION



                            By: _______________________________________________
                                   Name:
                                   Title:

                           KEY CORPORATE CAPITAL, INC.



                            By: _______________________________________________
                                 Name:
                                 Title:




                                      F18

                          DEUTSCHE FINANCIAL SERVICES CORPORATION



                          By: _______________________________________________
                                 Name:
                                 Title:

                          ORIX FINANCIAL SERVICES, INC.



                           By: _______________________________________________
                                 Name:
                                 Title:




                                      F19

                                    SCHEDULE

                               Specified Defaults


Financial Covenants. Failure to comply with one or more of the following covenants for the following periods:

     11.1 ("EBITDA to Total Interest Expense") - Periods ending at the end of June, 2001, September 2001 and December 2001

     11.2 ("Leverage Ratio") - Periods ending at the end of June, 2001, September 2001 and December 2001

     11.3 ("Consolidated Operating Cash Flow to Total Debt Service") - Periods ending at the end of September 2001 and December 2001

Payment Default. Failure to comply with the provisions of ss.4.5.1. ("Mandatory Payments of Principal of Acquisition Loan") - Failure to pay $1,750,000 of the scheduled principal payment due and payable on March 31, 2002.






                                      F20