Form 10-Q
period 2002-06-30
JACKSON PRODUCTS INC
filed 2002-08-14
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      801 Corporate Centre Drive, Suite 300, Saint Charles, Missouri 63304
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (636) 300-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2002.

            43,172 shares of Class A Common Stock at August 14, 2002 15,647 shares of Class B Common Stock at August 14, 2002
             2,849 shares of Class C Common Stock at August 14, 2002

                             JACKSON PRODUCTS, INC.

                                      INDEX



PAGE

Part I.   Financial Information:

     Item 1. Consolidated Financial Statements as of June 30, 2002 (unaudited) and December 31, 2001 and the three and six months ended June 30, 2002 and 2001 (unaudited):

          Consolidated Balance Sheets.......................................   2

          Consolidated Statements of Operations.............................   3

          Consolidated Statements of Cash Flows.............................   4

          Notes to Consolidated Financial Statements........................   5

     Item 2. Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations................................ 22

     Item 3. Quantitative and Qualitative Disclosure about Market Risk....... 28

Part II.   Other Information................................................. 28

Signature Page............................................................... 29

                               JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                  (In thousands, except share data)
                                             (Unaudited)

                       Assets                                       June 30, 2002   December 31, 2001
                                                                       --------        --------

Current assets:
    Cash .......................................................      $     152       $     358
    Accounts receivable, net of allowance for doubtful
      accounts of $848 and $1,072 at
      June 30, 2002 and December 31, 2001, respectively ........         37,668          26,882
    Inventories ................................................         33,616          34,848
    Deferred tax assets ........................................          2,206           2,206
    Prepaid expenses ...........................................          1,479           1,582
                                                                      ---------       ---------
            Total current assets ...............................         75,121          65,876
                                                                      ---------       ---------
Property, plant, and equipment, net ............................         36,859          37,880
Intangibles ....................................................         42,430          42,432
Deferred financing costs .......................................          2,701           3,440
Deferred tax assets ............................................         16,330          16,330
                                                                      ---------       ---------
                                                                      $ 173,441       $ 165,958
                                                                      =========       =========
              Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable ...........................................      $  15,030       $  13,653
    Other accrued liabilities ..................................          6,650           5,926
    Accrued interest ...........................................          3,091           2,326
    Accrued income taxes .......................................            354             407
    Current portion of long-term debt ..........................          7,500          11,875
                                                                      ---------       ---------
            Total current liabilities ..........................         32,625          34,187
                                                                      ---------       ---------
Long-term debt .................................................        211,009         203,680
Other noncurrent liabilities ...................................          3,023           4,073
Stockholders' deficit:
    Class A common stock, $0.01 par value. Authorized 100,000
      shares authorized; 43,172 shares issued and outstanding at
      June 30, 2002 and December 31, 2001 ......................           --              --
    Class B common stock, $0.01 par value. Authorized 45,000
      shares; issued and outstanding 15,647 shares at
      June 30, 2002 and December 31, 2001 ......................           --              --
    Class C common stock, $0.01 par value. Authorized 15,000
      shares authorized; 2,849 shares issued and outstanding at
      June 30, 2002 and December 31, 2001 ......................           --              --
    Additional paid-in capital .................................          6,220           5,173
    Treasury stock .............................................            (17)           --
    Accumulated other comprehensive loss .......................           (353)           (515)
    Loans due on common stock purchases ........................           (561)           (561)
    Accumulated deficit ........................................        (78,505)        (80,079)
                                                                      ---------       ---------
            Total stockholders' deficit ........................        (73,216)        (75,982)
                                                                      ---------       ---------
                                                                      $ 173,441       $ 165,958
                                                                      =========       =========

                     See accompanying notes to consolidated financial statements.

                                      JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                               (Dollars in thousands)
                                                    (Unaudited)

                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                             2002           2001           2002              2001
                                                           --------       --------       --------          --------
                                                               (In thousands)                  (In thousands)
Net sales ...........................................      $ 57,127       $ 59,384       $ 101,978       $ 105,170
Operating expenses:
    Cost of sales ...................................        39,745         42,740          71,893          77,396
    Restructuring charges ...........................          --             --               289           1,200
    Selling, general, and administrative ............         8,312          8,343          15,608          19,898
    Amortization of intangibles .....................             2          4,077               4           8,403
                                                           --------       --------       ---------       ---------
              Total operating expenses ..............        48,059         55,160          87,794         106,897
                                                           --------       --------       ---------       ---------
              Operating income (loss) ...............         9,068          4,224          14,184          (1,727)
Other:
    Interest expense ................................        (4,832)        (4,945)         (9,269)        (10,041)
    Amortization of deferred financing costs ........          (327)          (375)           (655)           (750)
    Curtailment gain ................................          --             --               666            --
    Transaction related expenses ....................          --             (457)           --              (946)
    Other ...........................................        (1,639)          (314)         (2,339)           (545)
                                                           --------       --------       ---------       ---------
              Income (loss) before income tax benefit         2,270         (1,867)          2,587         (14,009)
Income tax expense (benefit) ........................         1,144            170           1,013          (3,533)
                                                           --------       --------       ---------       ---------
              Net income (loss) .....................      $  1,126       $ (2,037)      $   1,574       $ (10,476)
                                                           ========       ========       =========       =========

See accompanying notes to consolidated financial statements.


                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                Six Months Ended June 30,
                                                                  2002           2001
                                                                --------        --------
Cash flows from operating activities:
    Net income (loss) ....................................      $  1,574       $(10,476)
    Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
           Depreciation ..................................         3,342          3,585
           Deferred income taxes .........................          --           (3,582)
           Amortization of deferred financing costs,
              intangibles, and debt discount .............           802          9,153
           Changes in operating assets and
              liabilities, net of effects of acquisitions:
                 Accounts receivable .....................       (10,786)       (14,814)
                 Inventories .............................         1,232          1,423
                 Accounts payable ........................         1,377          4,696
                 Other accrued liabilities ...............          (326)          (239)
                 Accrued interest ........................           765            296
                 Accrued taxes ...........................           (53)           (64)
                 Other, net ..............................           249           (223)
                                                                --------       --------
                    Net cash used in operating
                      activities .........................        (1,824)       (10,245)
                                                                --------       --------
Cash flows from investing activities:
    Capital expenditures .................................        (2,307)        (1,914)
                                                                --------       --------
                    Net cash used in investing
                       activities ........................        (2,307)        (1,914)
                                                                --------       --------
Cash flows from financing activities:
    Principal payment on long-term debt ..................        (2,500)        (2,969)
    Proceeds from senior secured notes ...................        11,955           --
    Proceeds from issuance of stock warrants .............         1,045           --
    Payment on acquisition facility ......................       (12,000)          --
    Purchase of common stock, net of loan
        payments .........................................          --            2,224
    Purchase of treasury stock ...........................           (17)          --
    Payment of SAR's and buyout of options ...............          --             --
    Accrued interest on senior secured notes .............           142           --
    Proceeds from shareholder loans, net of
        loan repayment ...................................          --             (232)
    Net borrowings on revolving ..........................          --             --
        working capital facility .........................         5,300         13,019
                                                                --------       --------
                    Net cash provided by financing
                       activities ........................         3,925         12,042
                                                                --------       --------
                    Decrease in cash .....................          (206)          (117)
Cash, beginning of year ..................................           358            388
                                                                --------       --------
Cash, end of period ......................................      $    152       $    271
                                                                ========       ========

               See accompanying notes to consolidated financial statements.


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements and schedules include all normal recurring adjustments and other adjustments as indicated which are, in the opinion of management of the Company, necessary for a fair statement of the operating results for the periods presented. Certain 2001 balances have been reclassified to conform to 2002 presentation. The following notes should be read in conjunction with the
     accompanying   unaudited   consolidated   financial   statements   and  the
     consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

(2)  INVENTORIES

     Inventories at June 30, 2002 consist of the following (in thousands):

             Raw materials............................................ $12,243
             Work-in-process.........................................    5,641
             Finished goods............................................ 15,732
                                                                       -------
                                                                       $33,616
                                                                       =======

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

     A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002. In connection with the fifth amendment the Company sold to certain stockholders and their affiliates, including CapStreet II, L.P. (formerly Summit Capital II, L.P.) and the Jordan Company LLC, $13.0 million of units of which $12.0 million was used to reduce outstanding debt under the Company's acquisition facility. The units consist of approximately $12.0 million of 15% secured senior subordinated notes (the Secured Senior Subordinated Notes) and $1.0 million of detachable warrants to purchase shares of Class A Common Stock of the Company. The Secured Senior Subordinated Notes have a maturity date of December 31, 2004 and an interest rate of 15% per annum, of which (i) 10% will be payable in cash semi-annually in arrears commencing September 30, 2002 and (ii) 5% will be payable in-kind compounded semi-annually. The Secured Senior Subordinated Notes are junior in right of payment to the Credit Facility and pari passu in right of payment to the Company's 9- 1/2% Senior Subordinated Notes. The $1.0 million of value assigned to the warrants is included in additional paid in capital and is being amortized over the duration of the Secured Senior Subordinated Notes. For each $1,000 (one thousand dollars) principal value of Secured Senior Subordinated Note purchased, a warrant to purchase 1.1238 shares of Class A Common Stock was issued. The warrants have an expiration date of April 1, 2014 and an exercise price of $0.01 per warrant.

     The Credit Facility, as amended, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of June 30, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 5.24% at June 30, 2002. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

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

          Amortization on the acquisition facility has been be reset as follows:

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


                      PERIOD ENDED RATIO
                         03/31/02..............................   1.45:1.00
                         06/30/02..............................   1.55:1.00
                         09/30/02..............................   1.60:1.00
                         12/31/02..............................   1.70:1.00
                         03/31/03..............................   1.75:1.00
                         06/30/03 .............................   1.85:1.00
                         09/30/03..............................   1.95:1.00
                         12/31/03 and at the end of each
                                quarter thereafter.............   2.00:1.00

               Leverage Ratio. The Company will not permit the Leverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter ending during any period described in the table set forth below to exceed the ratio set forth opposite such period in such table:

                      PERIOD ENDED RATIO
                          03/31/02.............................   7.55:1.00
                          06/30/02.............................   7.45:1.00
                          09/30/02.............................   6.85:1.00
                          12/31/02.............................   6.25:1.00
                          03/31/03.............................   6.15:1.00
                          06/30/03.............................   6.00:1.00
                          09/30/03.............................   5.75:1.00
                          12/31/03 and at the end of each
                                quarter thereafter.............   5.50:1.00

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

                      PERIOD ENDED RATIO
                          03/31/02.............................   0.80:1.00
                          06/30/02.............................   0.90:1.00
                          09/30/02.............................   1.00:1.00
                          12/31/02 and at the end of each
                                quarter thereafter ............   1.05:1.00



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


     Available Credit Capacity. As of June 30, 2002, the Company had the following amounts outstanding under the Credit Facility:

              AMOUNTS OUTSTANDING -- CREDIT FACILITY

              (IN THOUSANDS)                       AMOUNT
                                                 ---------
              Acquisition Facility                 $69,723
              Revolving Credit Facility             21,932
              Letters of Credit                      1,760
                                                  --------
              Total Amount Outstanding             $93,415
                                                  ========


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

(4)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and Statement No. 142, "Goodwill And Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of Statement 141 July 1, 2001, and Statement 142 as of January 1, 2002.

     With  respect  to  goodwill  amortization,  the  Company  adopted  FAS  142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill resulted in an increase to operating income of $4.1 million and $8.5 million for the three and six month periods ended June 30, 2002, respectively, over the prior year comparable periods. At June 30, 2002, the Company had goodwill of $42.4 million. As of January 1, 2002, the Company completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of the company's reporting units with which the goodwill was associated. No impairment was indicated at that time. Since the impairment test was performed, no factors have changed which would material alter the test results.

     The following table presents a reconciliation of operating income for the three and six months ended June 30, 2001, as adjusted, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three and six months ended June 30, 2002.

(Dollars in thousands, except per share amounts)


         OPERATING INCOME (LOSS) BY BUSINESS                 THREE MONTHS              SIX MONTHS
         SEGMENT                                                    ENDED                   ENDED
                                                            JUNE 30, 2001           JUNE 30, 2001

         PSP                                                       $1,635                  $2,207
         Add back: PSP goodwill amortization                        1,937                   4,121
                                                         -----------------       -----------------
         Adjusted PSP operating income                             $3,572                  $6,328
                                                         =================       =================

         HSP                                                       $3,585                  $2,628
         Add back: HSP goodwill amortization                        2,136                   4,278
                                                         -----------------       -----------------
         Adjusted HSP operating income                             $5,721                  $6,906
                                                         =================       =================

         Corporate                                                  ($996)                ($6,562)
         Add back:  Corporate goodwill amortization                    47                      94
                                                         -----------------       -----------------
         Adjusted Corporate operating loss                          ($949)                ($6,468)
                                                         =================       =================

         Consolidated                                              $4,224                 ($1,727)
         Add back:  goodwill amortization                           4,120                   8,493
                                                         -----------------       -----------------
         Adjusted operating income                                 $8,344                  $6,766
                                                         =================       =================

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. The standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business. " As of the adoption date, the standard did not affect the financial position or results of operations of the Company.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires a Company to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Statement 146 also provides specific guidance on accounting for "one-time termination benefits" to employees, contract termination costs, and an undefined set of "other associated costs." The new requirements are effective prospectively for exit and disposal costs initiated after December 31, 2002. Because of unknown future events, which would be subject to Statement 146, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report.

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

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges (EBITDA). Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees ($0.3 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively and $0.6 million and $0.5 million for the six months ended June 30, 2002 and 2001, respectively), both of which are subordinated to the Company's obligations under its financing agreements. Information presented below for total assets exclude intercompany receivables and investments in wholly owned subsidiaries.

        (DOLLARS IN THOUSANDS)


        THREE MONTHS ENDING JUNE 30, 2002                                    RECONCILIATION
                                                   PSP           HSP          (CORPORATE)   CONSOLIDATED
                                                --------       --------     --------------   -----------
        Net Sales to External Customers ..      $ 21,808       $ 35,319       $   --         $  57,127
        Intersegment revenues ............         5,228            511           --             5,739
        Operating income (loss)...........         3,336          7,126         (1,394)          9,068
        EBITDA............................         4,324          7,719           (935)         11,108
        Depreciation and amortization.....          (964)          (593)          (410)         (1,967)
        Interest, net.....................          (710)          (742)        (3,380)         (4,832)
        Other.............................        (1,773)        (2,995)         3,261          (1,507)
        Income (loss) before provision
           for income taxes...............           877          3,389         (1,996)          2,270
        Total assets .....................      $ 66,297       $ 92,688       $ 14,456       $ 173,441



        THREE MONTHS ENDING JUNE 30, 2001                                        RECONCILIATION
                                                        PSP           HSP          (CORPORATE)   CONSOLIDATED
                                                    --------       --------     --------------   -----------
        Net Sales to External Customers ......      $ 23,721       $ 35,663       $   --         $  59,384
        Intersegment revenues.................         5,405            252           --             5,657
        Operating income (loss)...............         1,635          3,585           (996)          4,224
        EBITDA................................         4,565          6,318           (837)         10,046
        Depreciation and amortization.........        (3,043)        (2,699)          (455)         (6,197)
        Interest, net.........................          (711)          (726)        (3,508)         (4,945)
        Transaction and restructuring charges.          --             --             (457)           (457)
        Other.................................        (1,706)        (3,055)         4,447            (314)
        Loss before provision for income
           taxes..............................          (895)          (162)          (810)         (1,867)
        Total assets .........................      $ 74,585       $ 99,161       $ 16,097       $ 189,843


        SIX MONTHS ENDING JUNE 30, 2002                                          RECONCILIATION
                                                        PSP           HSP          (CORPORATE)   CONSOLIDATED
                                                    --------       --------     --------------   -----------
        Net Sales to External Customers ........    $ 43,797       $ 58,181       $   --         $ 101,978
        Ontersegment revenues...................      10,632            679           --            11,311
        Operating income (loss).................       6,671         10,081         (2,568)         14,184
        EBITDA..................................       8,506         11,385         (1,672)         18,219
        Depreciation and amortization...........      (1,879)        (1,304)          (818)         (4,001)
        Curtailment gain........................        --             --              266             266
        Interest, net...........................      (1,420)        (1,468)        (6,381)         (9,269)
        Restructuring charges...................        --             --             (289)           (289)
        Other...................................      (4,286)        (4,628)         7,107          (1,807)
        Income (loss) before provision for
           income taxes ........................         921          3,985         (2,319)          2,587
        Total assets ...........................    $ 66,297       $ 92,688       $ 14,456       $ 173,441


        SIX MONTHS ENDING JUNE 30, 2001
        Net Sales to External Customers ........    $ 46,826       $ 58,344       $   --         $ 105,170
        Intersegment revenues...................      10,627            386           --            11,013
        Operating income (loss).................       2,207          2,628         (6,562)         (1,727)
        EBITDA..................................       8,268          8,199         (1,702)         14,765
        Depreciation and amortization...........      (6,291)        (5,537)          (910)        (12,738)
        Interest, net...........................      (1,483)        (1,452)        (7,106)        (10,041)
        Transaction and restructuring charges...        --             --           (5,450)         (5,450)
        Other...................................      (5,753)        (4,241)         9,449            (545)
        Loss before provision for income taxes..      (5,259)        (3,031)        (5,719)        (14,009)

        AS OF DECEMBER 31, 2001
        Total assets ...........................    $ 68,467       $ 83,065       $ 14,426       $ 165,958


(6)  CAPSTREET TRANSACTION

     On February 2, 2001, the closing of the transactions contemplated under the Stock Purchase Agreement, (the Purchase Agreement), dated December 29, 2000, between the Company, SCG Acquisition LLC, an affiliate of The CapStreet Group, LLC (CapStreet), and the then stockholders of the Company (the Stockholders), as amended February 1, 2001, occurred. Pursuant to the terms of the Purchase Agreement, the Stockholders sold 50% of the common stock of the Company (the Common Stock) to affiliates of CapStreet.

     In consideration for the stock purchased pursuant to the Purchase Agreement, at the closing, CapStreet paid the Stockholders an aggregate of $41.5 million less certain fees and expenses. The transaction was approved by the boards of directors of the Company and CapStreet and closed on February 2, 2001.

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $4.5 million of costs, of which $4.2 million have been reflected in the results of operations for the six month period ending June 30, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.1 million of incentives to certain officers and employees a portion of which were reinvested in the Company in whole and had professional fees and other transaction costs of approximately $1.2 million.

(7)  RESTRUCTURING CHARGES

     During the three months ended March 31, 2002 and the twelve months ended December 31, 2001, the Company recorded restructuring charges of $0.3 million and $3.8 million, respectively, related to the restructuring plan approved by the Company to prioritize its initiatives around higher potential areas of its business, focusing on profit contribution, reducing expenses, and improving efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, exiting/rationalization of certain product lines and restructuring of certain business functions. This restructuring took place in three phases beginning fiscal 2001 and was complete as of March 31, 2002.

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

(8)  CURTAILMENT GAIN

     The Company's post retirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants will be allowed to enroll or will be eligible for participation in the post retirement medical insurance plan. Accordingly, the Company reduced the liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.


(9)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Financial information regarding the Guarantors for the three and six month periods ended June 30, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Flex-O-Lite, Inc. was acquired by the Company's predecessor in 1994. OSD Envision, Inc. (OSD) was incorporated in October 1996 and acquired by the Company in 1996. In 1999, OSD was merged into the Company. American Allsafe Company was incorporated in March 1998 and acquired by the Company in 1998. Kedman Company (Kedman) was incorporated by its predecessors in September 1961 and acquired by the Company in 1998. In 1999, Kedman was merged into Allsafe. Crystaloid Technologies, Inc. was incorporated in March 1998 and acquired by the Company in 1998. Silencio/Safety Direct, Inc. was incorporated by its predecessors in May 1996 and acquired by the Company in 1998. Morton

     Traffic   Markings  was  acquired  by  the  Company  in  May  1999  through
     TMT-Pathway, LLC, a limited liability company formed by the Company in 1999.

                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                  CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                              June 30, 2002
                                                                          (Dollars in thousands)
                                             -----------------------------------------------------------------------------
                                                                                  Non
                                                Parent         Guarantor       Guarantor
                 ASSETS                         Company      Subsidiaries     Subsidiary   Eliminations    Consolidated
                                                --------        --------       --------      --------         --------
Current assets:
    Cash ...............................      $    --         $    --         $    152       $   --         $     152
    Accounts receivable, net ...........          4,276          31,638          1,754           --            37,668
    Inventories ........................          8,322          23,994          1,392            (92)         33,616
    Deferred tax assets ................          2,206            --             --             --             2,206
    Prepaid expenses ...................            818           1,166            501           --             2,485
                                               ---------       ---------      ---------      ---------      ----------
             Total current assets ......         15,622          56,798          3,799            (92)         76,127
    Property, plant and equipment ......         11,375          25,205            279           --            36,859
    Intangibles ........................          6,304          36,126           --             --            42,430
    Notes receivable ...................         84,613            --             --          (84,613)           --
    Deferred financing costs ...........          2,701            --             --             --             2,701
    Deferred tax asset .................         15,324            --             --             --            15,324
    Investment in subsidiaries .........          8,109            --             --           (8,109)           --
                                               ---------       ---------      ---------      ---------      ----------
                                              $ 144,048       $ 118,129       $  4,078       $(92,814)      $ 173,441
                                               =========       =========      =========      =========      ==========
               LIABILITIES AND
         STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to parent ............      $    --         $  71,808       $   --         $(71,808)      $    --
    Accounts payable ...................          2,895          11,545            590           --            15,030
    Other accrued liabilities ..........          3,830           2,790             30           --             6,650
    Accrued interest ...................          3,091            --             --             --             3,091
    Accrued taxes ......................            354            --             --             --               354
    Current portion of long-term debt ..          7,500            --             --             --             7,500
                                               ---------       ---------      ---------      ---------      ----------
             Total current liabilities .         17,670          86,143            620        (71,808)         32,625
Long-term debt .........................        211,009            --             --             --           211,009
Other noncurrent liabilities ...........          3,023            --             --             --             3,023
Due to parent ..........................        (17,285)         10,015         10,125         (2,855)           --
Stockholders' deficit:
    Common stock .......................           --                 1           --               (1)           --
    Additional paid-in capital .........          6,220          34,499           --          (34,499)          6,220
    Treasury stock .....................            (17)           --             --             --               (17)
    Accumulated other comprehensive loss           --                76           (429)          --              (353)
    Loans due on common stock ..........           (561)           --             --             --              (561)
    Accumulated deficit ................        (76,011)        (12,605)        (6,238)        16,349         (78,505)
                                               ---------       ---------      ---------      ---------      ----------
             Total stockholders' deficit        (70,369)         21,971         (6,667)       (18,151)        (73,216)
                                               ---------       ---------      ---------      ---------      ----------
                                              $ 144,048       $ 118,129       $  4,078       $(92,814)      $ 173,441
                                               =========       =========      =========      =========      ==========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                      Three months ended June 30, 2002
                                                                           (Dollars in thousands)
                                                   --------------------------------------------------------------------
                                                                                 Non
                                                     Parent       Guarantor    Guarantor
                                                    Company      Subsidiaries  Subsidiary   Eliminations  Consolidated
                                                   --------        --------     --------     --------      --------
Net sales .....................................    $ 16,613       $ 44,990       $ 1,263     $ (5,739)     $ 57,127
Operating expenses:
    Cost of sales .............................      12,254         32,448           758       (5,715)       39,745
    Selling, general and administrative .......       3,104          4,680           528         --           8,312
    Amortization of intangibles ...............        --                2          --           --               2
                                                    --------      ---------      --------    ---------     ---------
             Total operating expenses .........      15,358         37,130         1,286       (5,715)       48,059
                                                    --------      ---------      --------    ---------     ---------
             Operating income (loss) ..........       1,255          7,860           (23)         (24)        9,068
Other:
    Interest expense ..........................      (3,380)        (1,452)         --           --          (4,832)
    Amortization of deferred financing costs ..        (327)          --            --           --            (327)
    Other .....................................       1,214         (2,853)         --           --          (1,639)
                                                    --------      ---------      --------    ---------     ---------
Income (loss) before income tax expense and
    equity in earnings (loss) of subsidiaries        (1,238)         3,555           (23)         (24)        2,270

Income tax expense ............................       1,144           --            --           --           1,144
Equity in earnings (loss) of subsidiaries .....       3,532           --            --         (3,532)         --
                                                    --------      ---------      --------    ---------     ---------
             Net income (loss) ................    $  1,150       $  3,555       $   (23)    $ (3,556)     $  1,126
                                                    ========      =========      ========    =========     =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                                  Six months ended June 30, 2002
                                                                                      (Dollars in thousands)
                                                          --------------------------------------------------------------------------
                                                                                          Non
                                                            Parent       Guarantor     Guarantor
                                                            Company     Subsidiaries   Subsidiary    Eliminations    Consolidated
                                                           --------       --------      --------       --------         --------
Net sales ...........................................      $ 33,603       $ 77,114       $ 2,572       $(11,311)      $ 101,978
Operating expenses:
    Cost of sales ...................................        24,936         56,743         1,569        (11,355)         71,893
    Restructuring charges ...........................           289           --            --             --               289
    Selling, general and administrative .............         5,625          8,905         1,078           --            15,608
    Amortization of intangibles .....................          --                4          --             --                 4
                                                           --------       --------       -------       --------       ---------
             Total operating expenses ...............        30,850         65,652         2,647        (11,355)         87,794
                                                           --------       --------       -------       --------       ---------
             Operating income (loss) ................         2,753         11,462           (75)            44          14,184
Other:
    Interest expense ................................        (6,381)        (2,888)         --             --            (9,269)
    Amortization of deferred financing costs ........          (655)          --            --             --              (655)
    Curtailment gain ................................           666           --            --             --               666
    Other ...........................................         2,310         (4,649)         --             --            (2,339)
                                                           --------       --------       -------       --------       ---------
Income (loss) before income tax expense and
    equity in earnings (loss) of subsidiaries .......        (1,307)         3,925           (75)            44           2,587

Income tax expense ..................................         1,013           --            --             --             1,013
Equity in earnings (loss) of subsidiaries ...........         3,850           --            --           (3,850)           --
                                                           --------       --------       -------       --------       ---------
             Net income (loss) ......................      $  1,530       $  3,925       $   (75)      $ (3,806)      $   1,574
                                                           ========       ========       =======       ========       =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                Six months ended June 30, 2002
                                                                        (Dollars in thousands)
                                           ----------------------------------------------------------------------------
                                                   Parent      Guarantor     Non Guarantor
                                                  Company      Subsidiaries  Subsidiary   Eliminations   Consolidated
                                                  --------      --------      --------      --------       --------
Cash flows from operating activities:
    Net cash provided by (used in)
      operating activities .................      $  7,039       $(3,633)      $(1,380)      $(3,850)      $ (1,824)

Cash flows from investing activities:
    Capital expenditures ...................          (822)       (1,444)          (41)         --           (2,307)
                                                  --------       -------       -------       -------       --------
Net cash used in investing activities ......          (822)       (1,444)          (41)         --           (2,307)
                                                  --------       -------       -------       -------       --------

Cash flows from financing activities:
    Principal payment on long-term debt ....        (2,500)         --            --            --           (2,500)
    Proceeds from senior secured notes .....        11,955          --            --            --           11,955
    Proceeds from issuance of stock warrants         1,045          --            --            --            1,045
    Payment on acquisition facility ........       (12,000)         --            --            --          (12,000)
    Purchase of treasury stock .............           (17)         --            --            --              (17)
    Accrued interest on senior secured notes           142          --            --            --              142
    Net borrowings on revolving working
          capital facility .................         5,300          --            --            --            5,300
                                                  --------       -------       -------       -------       --------
Net cash provided by financing activities ..         3,925          --            --            --            3,925
                                                  --------       -------       -------       -------       --------

Net increase (decrease) in cash ............      $ 10,142       $(5,077)      $(1,421)      $(3,850)          (206)
                                                  ========       =======       =======       =======
Cash, beginning of year ....................                                                                    358
                                                                                                           --------
Cash, end of period ........................                                                               $    152
                                                                                                           ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


(9) Condensed Consolidating Financial Information (con't)



                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                                             December 31, 2001
                                               ----------------------------------------------------------------------------
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
                                                =========       =========       ========       =========       =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                   Three months ended June 30, 2001
                                                                        (Dollars in thousands)
                                             -----------------------------------------------------------------------
                                                                               Non
                                                Parent        Guarantor     Guarantor
                                                Company     Subsidiaries   Subsidiary    Eliminations  Consolidated
                                               --------       --------       --------     --------       --------
Net sales ...............................      $ 17,272       $ 46,286       $ 1,483       $(5,657)      $ 59,384
Operating expenses:
    Cost of sales .......................        12,439         35,025         1,012        (5,736)        42,740
    Restructuring charge ................          --             --            --            --             --
    Selling, general and administrative .         2,744          4,863           736          --            8,343
    Amortization of intangibles .........         1,180          2,897          --            --            4,077
                                               --------       --------       -------       -------       --------
Total operating expenses ................        16,363         42,785         1,748        (5,736)        55,160
                                               --------       --------       -------       -------       --------
Operating (loss) income .................           909          3,501          (265)           79          4,224
Other:
    Interest expense ....................        (4,945)          --            --            --           (4,945)
    Amortization of deferred financing
    costs ...............................          (375)          --            --            --             (375)
    Transaction-related expenses ........          (457)          --            --            --             (457)
    Other ...............................          (314)          --            --            --             (314)
                                               --------       --------       -------       -------       --------
(Loss) income before income tax (benefit)
    expense .............................        (5,182)         3,501          (265)           79         (1,867)

Income tax (benefit) expense ............           219            (49)         --            --              170

Equity in (loss) earnings of subsidiaries         3,285           --            --          (3,285)          --
                                               --------       --------       -------       -------       --------
Net (loss) income .......................      $ (2,116)      $  3,550       $  (265)      $(3,206)      $ (2,037)
                                               ========       ========       =======       =======       ========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                    Six months ended June 30, 2001
                                                                        (Dollars in thousands)
                                             ----------------------------------------------------------------------
                                                                             Non
                                                Parent       Guarantor    Guarantor
                                                Company     Subsidiaries  Subsidiary  Eliminations    Consolidated
                                               --------      --------      --------      --------        --------
Net sales ...............................      $ 33,900       $79,022      $ 3,261       $(11,013)      $ 105,170
Operating expenses:
    Cost of sales .......................        25,062        61,319        2,224        (11,209)         77,396
    Restructuring charge ................         1,200          --           --             --             1,200
    Selling, general and administrative .         8,881         9,497        1,520           --            19,898
    Amortization of intangibles .........         2,362         6,041         --             --             8,403
                                               --------       -------      -------       --------       ---------
Total operating expenses ................        37,505        76,857        3,744        (11,209)        106,897
                                               --------       -------      -------       --------       ---------
Operating (loss) income .................        (3,605)        2,165         (483)           196          (1,727)
Other:
    Interest expense ....................       (10,041)         --           --             --           (10,041)
    Amortization of deferred financing
        costs ...........................          (750)         --           --             --              (750)
    Transaction-related expenses ........          (946)         --           --             --              (946)
    Other ...............................          (545)         --           --             --              (545)
                                               --------       -------      -------       --------       ---------
(Loss) income before income tax (benefit)
    expense .............................       (15,887)        2,165         (483)           196         (14,009)

Income tax (benefit) expense ............        (3,533)         --           --             --            (3,533)

Equity in (loss) earnings of subsidiaries         1,682          --           --           (1,682)           --
                                               --------       -------      -------       --------       ---------
Net (loss) income .......................      $(10,672)      $ 2,165      $  (483)      $ (1,486)      $ (10,476)
                                               ========       =======      =======       ========       =========


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(9) Condensed Consolidating Financial Information (con't)



                                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                    Six months ended June 30, 2001
                                                                      (Dollars in thousands)
                                           ---------------------------------------------------------------------
                                                 Parent     Guarantor    Non Guarantor
                                                Company    Subsidiaries   Subsidiary   Eliminations  Consolidated
                                               --------       --------      --------    --------       --------
Cash flows from operating activities:
Net cash (used in) provided by operating
    activities ..........................      $(10,106)      $ 1,923       $(380)      $(1,682)      $(10,245)
                                               --------       -------       -----       -------       --------
Cash flows from investing activities:
    Capital expenditures ................          (967)         (908)        (39)         --           (1,914)
                                               --------       -------       -----       -------       --------
Net cash used in investing activities ...          (967)         (908)        (39)         --           (1,914)
                                               --------       -------       -----       -------       --------
Cash flows from financing activities:
    Principal payment on long-term debt .        (2,969)         --          --            --           (2,969)
    Purchase of common stock, net of
         loan payments ..................         2,224          --          --            --            2,224
    Proceeds from shareholder loans, net
         of loan repayments .............          (232)         --          --            --             (232)
    Net borrowings of long-term debt ....        13,019          --          --            --           13,019
                                               --------       -------       -----       -------       --------
Net cash provided by financing activities        12,042          --          --            --           12,042
                                               --------       -------       -----       -------       --------
Net increase (decrease) in cash .........      $    969       $ 1,015       $(419)      $(1,682)          (117)
                                               ========       =======       =====       =======
Cash, beginning of period ...............                                                                  388
                                                                                                      --------
Cash, end of period .....................                                                             $    271
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

The following discussion and analysis is intended to assist in understanding the Company's financial condition and results of operations for the three and six-month periods ended June 30, 2002 and 2001. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.


Results of Operations
                                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------    -----------------------------------
                                                     2002             2001                  2002             2001
                                                   -------          -------              --------         --------
        NET SALES
        PSP                                        $21,808          $23,721               $43,797          $46,826
        HSP
                                                    35,319           35,663                58,181           58,344
                                                   -------          -------              --------         --------
        TOTAL                                      $57,127          $59,384              $101,978         $105,170
                                                   =======          =======              ========         ========

        GROSS MARGIN
        PSP                                         $7,719           $8,230               $15,336          $15,726
        HSP
                                                     9,663            8,414                14,749           12,048
                                                   -------          -------              --------         --------
        TOTAL                                      $17,382          $16,644               $30,085          $27,774
                                                   =======          =======              ========         ========

        SELLING, GENERAL AND ADMINISTRATIVE
        PSP                                         $4,381           $4,654                $8,661           $9,394
        HSP
                                                     2,537            2,693                 4,668            5,142
        Reconciliation to consolidated
        totals (Corporate)                           1,394              996                 2,279            5,362
                                                   -------          -------              --------         --------
        TOTAL                                       $8,312           $8,343               $15,608          $19,898
                                                   =======          =======              ========         ========

        OPERATING INCOME (LOSS)
        PSP                                         $3,336           $1,635                $6,671           $2,207
        HSP                                          7,126            3,585                10,081            2,628
        Reconciliation to consolidated
        totals (Corporate)                          (1,394)            (996)               (2,568)          (6,562)
                                                   -------          -------              --------         --------
        TOTAL                                       $9,068           $4,224               $14,184          ($1,727)
                                                   =======          =======              ========         ========

        INCOME TAX
        Expense (Benefit)                           $1,144             $170                $1,013          ($3,533)


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales. Net sales decreased 3.9% to $57.1 million for the second quarter of 2002 from $59.4 million for second quarter of 2001. PSP net sales for the comparable three-month period decreased 8.0% to $21.8 million in 2002 from $23.7 million in 2001. The welding safety market continued to be soft during the second quarter of 2002. Declines in the industrial, construction, avionics and European markets continued to negatively impact PSP's second quarter 2002 net sales. HSP net sales for the comparable three-month period decreased 1.1% to $35.3 million in 2002 from $35.7 million in 2001 with increases in revenues from coating products and traffic beads being partially offset by lower revenues from traffic safety and work zone protection equipment.

Gross Margin. Gross margin increased 4.8% to $17.4 million for the second quarter of 2002 from $16.6 million for the second quarter of 2001. PSP gross margin for the comparable three-month period declined 6.1% to $7.7 million in 2002 from $8.2 million in 2001. However, PSP gross margin as a percentage of sales increased to 35.4% from 34.6% largely due to cost saving programs including material cost reductions, headcount reductions and a sales mix favoring higher margin new products. HSP gross margin for the comparable three-month period increased 15.5% to $9.7 million in 2002 from $8.4 million in 2001. HSP gross margin as a percentage of sales increased to 27.4% from 23.6% due to cost reduction initiatives, the decrease in natural gas costs over the prior year period, increased higher margin sales mix and reduced freight costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2002 were flat with the second quarter of 2001. During the second quarter of 2002, the Company incurred other non-recurring benefit reserves of $0.4 million.

Operating Income. Operating income increased in the second quarter of 2002 116.7% to $9.1 million from $4.2 million in the second quarter of 2001. PSP operating income increased 106.3% or $1.7 million to $3.3 million in the second quarter 2002 from $1.6 million in 2001 due to strong cost reduction efforts and elimination of goodwill amortization expense of $1.9 million. HSP operating income increased 97.2% or $3.5 million in the second quarter of 2002 to $7.1 million from $3.6 million in the second quarter of 2001 due to cost reduction initiatives, decreased natural gas costs over the prior year period, increased higher margin sales of durable coatings and elimination of goodwill amortization expense of $2.1 million.

Income Tax Expense. Income tax expense in the second quarter of 2002 increased to $1.1 million from $0.2 million in the second quarter of 2001 due to improved operating results.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales. Net sales decreased 3.0% to $102.0 million for the six months ended June 30, 2002 from $105.2 million for the six months ended June 30, 2001. PSP net sales for the comparable six-month period decreased 6.4% to $43.8 million in 2002 from $46.8 million in 2001 with continuing declines in the welding safety, construction, avionics and European markets. HSP net sales for the comparable six-month period decreased slightly to $58.2 million in 2002 from $58.3 million in 2001 with increases in revenues from coating products and traffic beads being partially offset by lower revenues from traffic safety and work zone protection equipment.

Gross Margin. Gross margin increased 8.3% to $30.1 million for the six months ended June 30, 2002 from $27.8 million for the six months ended June 30, 2001. PSP gross margin for the comparable six-month period declined slightly to $15.3 million in 2002 from $15.7 million in 2001. However, PSP gross margin as a percentage of sales increased to 35.0% from 33.5% largely due to cost saving programs including material cost reductions, headcount reductions and a sales mix favoring higher margin new products. HSP gross margin for the comparable six-month period increased 22.5% to $14.7 million in 2002 from $12.0 million in 2001. HSP gross margin as a percentage of sales increased to 25.4% from 20.6% due largely to cost reduction initiatives, the decrease in natural gas costs over the prior year period, increased higher margin sales mix and reduced freight costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 decreased 21.6% to $15.6 million for the six months ended June 30, 2002 from $19.9 million in the six months ended June 30, 2001. The six months ended June 30, 2002 included other non-recurring benefit reserves of $0.4 million. During the three months ended March 31, 2001, the Company incurred $3.3 million of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement. Included in the non-recurring transaction-related expenses were $2.2 million of expense related to payment of stock appreciation rights and stock options and $1.1 million of acquisition incentives. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $1.0 million or 6.0% from period to period due to decreased headcount and cost reduction efforts.

Operating Income (Loss.) Operating income increased in the six months ended June 30, 2002 to $14.2 million from ($1.7 million) in the six months ended June 30, 2001. The six months ended June 30, 2001 operating loss included $4.5 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement and $8.5 million of goodwill amortization expense. Excluding such charges, operating income for the six months ended June 30, 2002 increased $2.9 million or 25.7% on improved margins and lower operating expenses. PSP operating income increased 204.5% to $6.7 million in the first half of fiscal 2002 from $2.2 million in the first half of fiscal 2001 due to strong cost reduction efforts and elimination of goodwill amortization expense of $4.1 million. HSP operating income increased 288.5% in the first half of fiscal 2002 to $10.1 million from $2.6 million in the first half of fiscal 2001 due to cost reduction initiatives, decreased natural gas costs, increased higher margin sales of durable coatings, reduced freight costs and elimination of goodwill amortization expense of $4.3 million.

Income Tax Expense (Benefit). Income tax expense (benefit) in the first half of fiscal 2002 increased to $1.0 million from ($3.5 million) in the first half of fiscal 2001 in part due to improved operating results and the one-time curtailment gain. The net first half fiscal 2001 benefit was due to the recognition of $3.8 million of net operating loss carryforwards associated with the first half fiscal 2001 taxable loss.

Curtailment gain. The Company's post retirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants will be allowed to enroll or will be eligible for participation in the post
retirement  medical  insurance  plan.  Accordingly,   the  Company  reduced  the
liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.

Restructuring charge. Due to reduced demand from and lower capital spending by the Company's customers, the Company entered a restructuring program during 2001 to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses and improve efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, elimination of certain product lines and restructuring of certain business functions. During the first quarter of 2001, in conjunction with the Company's corporate restructuring, the Company recorded $1.2 million of restructuring charges related to the elimination of certain product lines. During the second half of 2001, the Company recorded a restructuring charge in the amount of $2.6 million related to the consolidation of certain support functions between PSP divisions as well as the merger of European operations, which resulted in the closing of facilities in Germany and France and their consolidation in the United Kingdom. During the first quarter of 2002, the Company completed the restructuring program and recorded a restructuring charge of $0.3 million relating to the severance costs associated with the consolidation of certain support functions between PSP divisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended June 30, 2002 and 2001 was $1.8 million and $10.2 million, respectively. The improvement is largely due to stronger operating results of $11.4 million and working capital management for the first half of fiscal 2002 as compared to the first half of fiscal 2001. Changes in working capital resulted in cash uses of $7.5 million and $8.9 million for the six months ended June 30, 2002 and 2001, respectively.

Cash used in investing activities for the six months ended June 30, 2002 and 2001 represent capital expenditures, which were $2.3 million and $1.9 million, respectively.

Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $3.9 million and $12.0 million. The significant reduction in borrowings in first half of fiscal 2002 is largely due to stronger operating cash flows, which resulted in significantly less use of the Company's existing debt structure than the prior year comparable period. The three months ended March 31, 2001 included significant borrowings due in part to transaction expenses associated with the Purchase Agreement. Additionally, first quarter 2001 included $2.2 million of additional paid in capital related to the payment of stock appreciation rights and stock options.

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

A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders agreed to extend their forbearance relating to the aforementioned defaults through April 12, 2002 and, subject to certain conditions, including a $13.0 million investment in the Company by its stockholders and their affiliates no later than April 12, 2002 and the application of not less than $12.0 million of the proceeds of such investment to repay the acquisition facility, to permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002. . In connection with the fifth amendment the Company sold to certain stockholders and their affiliates, including CapStreet II, L.P. (formerly Summit Capital II, L.P.) and the Jordan Company LLC, $13.0 million of units of which $12.0 million was used to reduce outstanding debt under the Company's acquisition facility. The units consist of approximately $12.0 million of 15% secured senior subordinated notes (the Secured Senior Subordinated Notes) and $1.0 million of detachable warrants to purchase shares of Class A Common Stock of the Company. The Secured Senior Subordinated Notes have a maturity date of December 31, 2004 and an interest rate of 15% per annum, of which (i) 10% will be payable in cash semi-annually in arrears commencing September 30, 2002 and (ii) 5% will be payable in-kind compounded semi-annually. The Secured Senior Subordinated Notes are junior in right of payment to the Credit Facility and pari passu in right of payment to the Company's 9- 1/2% Senior Subordinated Notes. The $1.0 million of value assigned to the warrants is included in additional paid in capital and is being amortized over the duration of the Secured Senior Subordinated Notes. For each $1,000 (one thousand dollars) principal value of Secured Senior
Subordinated Note purchased, a warrant to purchase 1.1238 shares of Class A Common Stock was issued. The warrants have an expiration date of April 1, 2014 and an exercise price of $0.01 per warrant.

The Credit Facility, as amended, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of June 30, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The fifth amendment requires all Base Rate and LIBOR Rate Loan interest to continue to be paid on the last day of the calendar month or on the drawdown date, which ever is earlier. The average interest rate on all outstanding borrowings under the Credit Facility was 5.24% at June 30, 2002. The Credit Facility, as amended, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

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

The fifth amendment, among other things, reset the amortization on the acquisition facility, reset the financial covenants and established maximum capital expenditure amounts. Giving effect to the fifth amendment to the Credit Facility, the Company was in compliance with all of its financial covenants as of June 30, 2002.

As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility was increased to $30.0 million, subject to the periodic usage caps described above. As of June 30, 2002, the Company had outstanding borrowings under its revolving credit facility of $21.9 million and $1.8 million of letters of credit outstanding resulting in availability of $6.3 million. In addition, after giving effect to the application of the proceeds from the $13.0 million investment described above, the amount outstanding under the Credit Facility was approximately $93.4 million.

Liquidity. The Company believes that current and projected cash flows from operations together with available borrowing capacity under the Credit Facility are sufficient to fund working capital requirements, debt service requirements and planned capital expenditures through 2003. The Company contemplates capital expenditures of approximately $5.3 million for all of 2002, with $2.3 million spent as of June 30, 2002. The Company's beliefs regarding its liquidity through 2003 will be affected by, among other things, demand for the Company's products, the Company's ability to compete with industry participants, the impact of future laws and governmental regulations and general economic and capital markets conditions. The Company's current and projected cash flows from operations will not be sufficient to fund the Company's debt service requirements in 2004 and 2005. Accordingly, the Company expects to have to refinance a significant portion of it indebtedness in 2004. The Company can provide no assurance that it will be able to refinance its indebtedness on commercially reasonable terms.

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

ITEM 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2002. For additional information, refer to Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings
None

Item 2. - Changes in Securities
None

Item 3. - Defaults Upon Senior Securities
None

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
None

Item 6. - Exhibits

(a)      Exhibits.


                 Exhibit
                 Number            Description
                 ------     -----------------------
                   906      Certificates of CEO/CFO


(b)      Reports on Form 8-K.

                 None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               JACKSON PRODUCTS, INC.
                                               (Registrant)


Date: 08/14/02                                 By:/s/ Christopher T. Paule
                                               ---------------------------
                                               Christopher T. Paule
                                               President and Chief
                                               Executive Officer

                                               By:/s/ William L. Babler
                                               ---------------------------
                                               William L. Babler
                                               Chief Financial Officer

                                CERTIFICATION OF
                              CHRISTOPHER T. PAULE
                            OF JACKSON PRODUCTS, INC.
                         PURSUANT TO 18 U.S.C. ss. 1350


         I, Christopher T. Paule, President and Chief Executive Officer of Jackson Products, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                           By:/s/ Christopher T. Paule
                                    -----------------------------------
                                    Name:  Christopher T. Paule

                                    Date:  8/14/02

                                CERTIFICATION OF
                                WILLIAM L. BABLER
                            OF JACKSON PRODUCTS, INC.
                         PURSUANT TO 18 U.S.C. ss. 1350


         I, William L. Babler, Chief Financial Officer of Jackson Products, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                           By:/s/ William L. Babler
                                    -----------------------------------
                                    Name:  William L. Babler

                                    Date:  8/14/02