Form 10-Q
period 2002-09-30
JACKSON PRODUCTS INC
filed 2002-11-19
CIK 906737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 19, 2002.

           43,172 shares of Class A Common Stock at November 19, 2002 15,647 shares of Class B Common Stock at November 19, 2002
            2,773 shares of Class C Common Stock at November 19, 2002

                             JACKSON PRODUCTS, INC.

                                      INDEX



Page

Part I.   Financial Information:

         Item 1. Consolidated Financial Statements as of September 30, 2002 (unaudited) and December 31, 2001 and the three and nine months ended September 30, 2002 and 2001 (unaudited):

                  Consolidated Balance Sheets..............................   2

                  Consolidated Statements of Operations....................   3

                  Consolidated Statements of Cash Flows....................   4

                  Notes to Consolidated Financial Statements...............   5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................ 21

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk............................................... 28

         Item 4.  Controls and Procedures................................... 28

Part II.   Other Information................................................ 29

Signature Page.............................................................. 30

                              JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                 (In thousands, except share data)
                                            (Unaudited)

                                                              September 30, 2002      December 31, 2001
                                                                  --------             --------

Current assets:
   Cash .......................................................  $     192             $     358
   Accounts receivable, net of allowance for doubtful
     accounts of $1,336 and $1,072 at
     September 30, 2002 and December 31, 2001,respectively          31,906                26,882
   Inventories ................................................     31,006                34,848
   Deferred tax assets ........................................      2,245                 2,206
   Assets of business held for sale ...........................      2,180                  --
   Prepaid expenses ...........................................      3,083                 1,582
                                                                 ---------             ---------
           Total current assets ...............................     70,612                65,876
                                                                 ---------             ---------
Property, plant, and equipment, net ...........................     34,018                37,880
Intangibles ...................................................     42,428                42,432
Deferred financing costs ......................................      2,277                 3,440
Deferred tax assets ...........................................     16,202                16,330
                                                                 ---------             ---------
                                                                 $ 165,537             $ 165,958
                                                                 =========             =========

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable ...........................................  $  13,438             $  13,653
   Other accrued liabilities ..................................      7,833                 5,926
   Accrued interest ...........................................      5,040                 2,326
   Accrued income taxes .......................................        244                   407
   Liabilities of business held for sale ......................        508                  --
   Current portion of long-term debt ..........................     84,305                11,875
                                                                 ---------             ---------
           Total current liabilities ..........................    111,368                34,187
                                                                 ---------             ---------
Long-term debt ................................................    127,092               203,680
Other noncurrent liabilities ..................................      3,023                 4,073
Stockholders' deficit:
   Class A common stock, $0.01 par value. Authorized 100,000
     shares authorized; 43,172 shares issued and outstanding at
     September 30, 2002 and December 31, 2001 .................       --                    --
   Class B common stock, $0.01 par value. Authorized 45,000
     shares; issued and outstanding 15,647 shares at
     September 30, 2002 and December 31, 2001 .................       --                    --
   Class C common stock, $0.01 par value. Authorized 15,000
     shares authorized; 2,773 shares issued and outstanding at
     September 30, 2002 and 2,849 shares issued and ...........       --                    --
   Additional paid-in capital .................................      6,219                 5,173
   Treasury stock (76 shares of Class C common stock) .........        (64)                 --
   Accumulated other comprehensive loss .......................       (843)                 (515)
   Loans due on common stock purchases ........................       (561)                 (561)
   Accumulated deficit ........................................    (80,697)              (80,079)
                                                                 ---------             ---------
           Total stockholders' deficit ........................    (75,946)              (75,982)
                                                                 ---------             ---------
                                                                 $ 165,537             $ 165,958
                                                                 =========             =========

                   See accompanying notes to consolidated financial statements.

                                          JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 2002       2001               2002        2001
                                                               --------   --------           --------     --------
                                                                   (In thousands)               (In thousands)

Net sales ...................................................  $ 52,359   $ 55,024          $ 151,689   $ 156,449
Operating expenses:
    Cost of sales ...........................................    37,600     39,279            107,164     113,608
    Restructuring charges ...................................       857        275              1,292       1,475
    Selling, general, and administrative ....................     7,295      7,940             22,412      27,225
    Amortization of intangibles .............................         2      3,964                  6      11,887
                                                                --------  ---------          ---------  ----------
         Total operating expenses ...........................    45,754     51,458            130,874     154,195
                                                                --------  ---------          ---------  ----------
         Operating income from continuing operations ........     6,605      3,566             20,815       2,254
Other:
    Interest expense ........................................    (5,042)    (4,465)           (14,055)    (14,506)
    Amortization of deferred financing costs ................      (328)      (375)              (983)     (1,125)
    Curtailment gain ........................................      --         --                  666        --
    Transaction related expenses ............................      --         (126)              --        (1,072)
    Other ...................................................    (1,630)      (644)            (4,096)     (1,189)
                                                                --------  ---------          ---------  ----------
         (Loss) income from continuing operations before
           income tax benefit ...............................      (395)    (2,044)             2,347     (15,638)
Income tax (benefit) expense ................................        34        112              1,099      (3,280)
                                                                --------  ---------          ---------  ----------
(Loss) income from continuing operations ....................      (429)    (2,156)             1,248     (12,358)

Loss on discontinued operations:
    Loss on discontinued operations, net of tax benefit
      of $77 and $0, and $129 and $0 for the periods
      ending September 30, 2002 and 2001, respectively ......      (145)      (133)              (248)       (407)
    Loss on disposal of discontinued operations, net of tax
      benefit of $835 and $0, and $835 and $0 for the periods
      ending September 30, 2002 and 2001, respectively ......    (1,620)      --               (1,620)       --
                                                                --------  ---------          ---------  ----------
    Loss on discontinued operations .........................    (1,765)      (133)            (1,868)       (407)
                                                                --------  ---------          ---------  ----------
         Net loss ...........................................   $(2,194)   $(2,289)          $   (620)  $ (12,765)
                                                                ========  =========          =========  ==========

                               See accompanying notes to consolidated financial
statements.


                                JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                            2002             2001
                                                                         --------          --------
Cash flows from operating activities:
    Net Loss ..........................................................  $  (620)         $ (12,765)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation ...............................................     4,910             5,337
           Deferred income taxes ......................................        70            (3,548)
           Loss from discontinued operations ..........................     2,832              --
           Amortization of deferred financing costs and intangibles ...       989            13,492
           Changes in operating assets and
              liabilities, net of effects of acquisitions:
                 Accounts receivable ..................................    (6,120)          (15,344)
                 Inventories ..........................................     2,379             2,708
                 Accounts payable .....................................       387             1,450
                 Accrued and other liabilities ........................       686               582
                 Accrued interest .....................................     3,020             3,125
                 Accrued taxes ........................................      (163)              (64)
                 Other, net ...........................................    (1,392)             (370)
                                                                          --------          --------
                    Net cash provided by (used in) continuing
                         operating activities .........................     6,978            (5,397)
                                                                          --------          --------
                    Net cash used in discontinued operations ..........      (156)             (778)
                                                                          --------          --------
                    Net cash provided by (used in) operating activities     6,822            (6,175)
Cash flows from investing activities:
    Capital expenditures ..............................................    (3,374)           (2,894)
                                                                          --------          --------
                    Net cash used in investing activities .............    (3,374)           (2,894)
                                                                          --------          --------
Cash flows from financing activities:

    Proceeds from senior secured notes ................................    11,954              --
    Proceeds from issuance of stock warrants ..........................     1,046              --
    Payment on acquisition facility ...................................   (12,000)             --
    Purchase of common stock, net of loan payments ....................      --               2,224
    Purchase of treasury stock ........................................       (64)             --
    Proceeds from shareholder loans, net of
        loan repayment ................................................      --                (232)
    Net (repayments) borrowings on long-term debt .....................    (4,550)           11,149
                                                                          --------          --------
                    Net cash (used in) provided by financing activities    (3,614)           13,141
                                                                          --------          --------

                    Net (decrease) increase in cash ...................      (166)            4,072
Cash, beginning of year ...............................................       358               388
                                                                          --------          --------
Cash, end of period ...................................................  $    192          $  4,460
                                                                          ========          ========

                      See accompanying notes to consolidated financial statements.


                     JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


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

     Operating  results  for  the  three-month  and  nine-month   periods  ended
     September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

(2)  Inventories

     Inventories at September 30, 2002 consist of the following (in thousands):

          Raw materials......................................  $12,359
          Work-in-process....................................    4,846
          Finished goods.....................................   13,801
                                                               -------
                                                               $31,006
                                                               =======

(3)  Financing Activities

     Credit Facility. During 1998, the Company entered into a credit agreement (as amended, the Credit Facility) with a group of banks (the Credit Facility Lenders), which provided for two lines of credit in the aggregate amount of $125.0 million. The lines consist of an acquisition facility in the principal amount of up to $95.0 million and a revolving credit facility in the principal amount of up to $30.0 million. The Credit Facility was amended on June 19, 1998 to include Swing Line Loans, which allowed the Company to borrow up to $3.0 million from the Swing Line Bank (Fleet National Bank) so long as all the sum of the outstanding swing line loans, revolving credit loans and letters of credit outstanding did not exceed the total commitment under the revolving credit facility of $30.0 million. A second amendment to the Credit Facility was entered into on May 17, 1999 to increase the acquisition facility to $105.0 million and permit the Company's acquisition of TMT-Pathway. The Company could not borrow under the acquisition facility beyond April 30, 2001 at which time the commitment of the Credit Facility Lenders to advance additional funds under the acquisition facility was scheduled to expire and the principal amount of the acquisition facility became due in quarterly installments having a final maturity of March 31, 2004. The Credit Facility contains several financial covenants based on operating results for the previous four quarters. Due to operating losses generated by decreased sales volume and gross margin percentages and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial covenants under the Credit Facility as of June 30, 2001, September 30, 2001 or December 31, 2001. A third amendment to the Credit Facility was entered into effective July 1, 2001, pursuant to which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through September 30, 2001, the usage under the revolving credit facility was limited to $24.0 million and the applicable margin for base rate and LIBOR based loans was increased to 2.0% and 3.0%, respectively. A fourth amendment to the Credit Facility was entered into on October 1, 2001, pursuant to which the Credit Facility Lenders agreed to extend their forbearance through March 31, 2002 and make other modifications to the Credit Facility, including increasing the applicable margin for base rate and LIBOR based loans to 3.0% and 4.0%, respectively, and for certain loans to a fixed rate of 15% per annum, imposing additional limitations on usage under the revolving credit facility, and adding additional financial covenants pertaining to minimum levels of EBITDA (earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges) and maximum levels of capital expenditures.

     A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders agreed to subject to certain conditions, permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002.

     In connection with the fifth amendment the Company sold to certain stockholders and their affiliates, including CapStreet II, L.P. (formerly Summit Capital II, LLP) and the Jordan Company LLC, $13.0 million of units of which $12.0 million was used to reduce outstanding debt under the Company's acquisition facility. The units consist of approximately $12.0 million of 15% secured senior subordinated notes (the Secured Senior Subordinated Notes) and $1.0 million of detachable warrants to purchase shares of Class A Common Stock of the Company. The $1.0 million of value assigned to the warrants is included in additional paid in capital and is being amortized over the duration of the Secured Senior Subordinated Notes. For each $1,000 (one thousand dollars) principal value of Secured Senior Subordinated Note purchased, a warrant to purchase 1.1238 shares of Class A Common Stock was issued. The warrants have an expiration date of April 1, 2014 and an exercise price of $0.01 per warrant.

     The terms and conditions of the Secured Senior Subordinated Notes included the following:

     o    a maturity date of December 31, 2004;

     o an interest rate of 15% per annum, of which (i) 10% will be payable in cash semi-annually in arrears and (ii) 5% will be payable in-kind compounded semi-annually;

     o subordination in right of payment to the Credit Facility Lenders and pari passu in right of payment to the Company's 9- 1/2% Senior Subordinated Notes.;

     o subordinated second lien security interests in the collateral securing the obligations under the Credit Facility;

     o no repayment or redemption prior to the repayment in full of all obligations; and

     o no financial or other covenants which are more restrictive than the Credit Facility.

     The Credit Facility, as amended by the fifth amendment, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of September 30, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The average interest rate on all outstanding borrowings under the Credit Facility was 6.24% at September 30, 2002. The Credit Facility, as amended by the fifth amendment, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extends the final maturity of the acquisition facility and the revolving facility to June 30, 2004. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

     The fifth amendment, among other things, reset the amortization on the acquisition facility, reset the financial covenants relating to EBITDA to total interest expense, the Company's leverage ratio, consolidated operating cash flow to debt service and minimum EBITDA and established maximum capital expenditure amounts.

     As of September 30, 2002, the Company was not in compliance with the minimum EBITDA and leverage ratio covenants established under the fifth amendment to the Credit Facility. A forbearance agreement was entered into effective November 14, 2002, pursuant to which the Credit Facility Lenders agreed to continue to make revolving credit loans and to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through the earlier of January 31, 2003 or the occurrence of default like events other than the two aforementioned defaults. The forbearance agreement prohibits the Company from requesting LIBOR rate loans with all such loans converting to a base rate loan upon the last day of their current interest periods. A new minimum EBITDA covenant and usage limits under the revolving credit facility are also effective during the forbearance period as per the tables below:

                                Minimum EBITDA

                  Period                     Amount
                  ------                     ------
             1/1/02 - 9/30/02             $26.8 million
             1/1/02 - 10/31/02            $28.3 million
             1/1/02 - 11/30/02            $29.3 million
             1/1/02 - 12/31/02            $30.0 million


                                 Revolver Sublimit
                 (lesser of Borrowing Base or Specified amount)


                  Period                     Amount
                  ------                     ------
             10/15/02 - 11/14/02          $26.0 million
             11/15/02 - 12/13/02          $23.5 million
             12/14/02 - 1/15/03           $20.5 million
             01/16/03 - thereafter        $18.0 million


     In connection with the execution of the forbearance agreement, the Company paid the Credit Facility Lenders a fee of approximately $0.3 million.

     The forbearance agreement currently provides that the Original Financial Covenants will apply again upon expiration of the forbearance period. The Emerging Issues Task Force, Issue No. 86-30 (EITF 86-30) requires that when there is a default under a credit facility, the credit facility indebtedness must be classified as a current liability (even though the borrower has received a forbearance from the lenders if the forbearance is for less than twelve months) unless it is probable that the borrower can cure the violation within the forbearance period. This rule applies to the Company even though the Company has received a forbearance through January 31, 2003 or such earlier date upon the occurrence of certain default like events because that forbearance is for less than twelve months. Consequently, because it is not probable that as of January 31, 2003 or such earlier date upon the occurrence of certain default like events, the Company will be able to comply with the Original Financial Covenants (which will apply upon expiration of the forbearance period) and because the Company's existing forbearance is not for a twelve month period, the Company has reclassified $75.6 million of long-term debt under the Credit Facility (excluding letters of credit) as a current liability. The Company and the Credit Facility Lenders expect to undertake negotiations to revise the Original Financial Covenants prior to the expiration of the forbearance period. The Company expects to enter into negotiations with the Credit Facility Lenders to execute an amendment to the Credit Facility to effect revised financial covenants in early 2003. The Company can provide no assurance that it will be able to reach an acceptable agreement with the Credit Facility Lenders. If the Company and the Credit Facility Lenders are able to reach agreement on revised covenants, the Company expects that the $75.6 million current liability described above will be reclassified as long-term debt. In the event that the Company and the Credit Facility Lenders are not able to agree upon revised financial covenants prior to the expiration of the forbearance period, the Company does not currently expect to be able to satisfy the Original Financial Covenants upon expiration of the forbearance period. The Company's failure to satisfy the Original Financial Covenants or other covenants contained in the Credit Facility would result in an event of default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility. If the Credit Facility Lenders were to accelerate the maturity of the Credit Facility, then the holders of the Company's Senior Subordinated Notes (the Notes) would be able to accelerate the maturity of the Notes.

     Available Credit Capacity. As of September 30, 2002, the Company had the following amounts outstanding under the Credit Facility:

                      Amounts Outstanding -- Credit Facility

                        (in thousands)                        Amount
                  ---------------------------------------------------
                  Acquisition Facility                       $68,473
                  Revolving Credit Facility                   15,832
                                                             -------
                  Sub-total Bank Debt                         84,305
                  Letters of Credit                            2,210
                                                             -------
                  Total Amount Outstanding                   $86,515
                                                             =======


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

     With  respect  to  goodwill  amortization,  the  Company  adopted  FAS  142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill resulted in an increase to operating income of $3.5 million and $12.0 million for the three and nine month periods ended September 30, 2002, respectively, over the prior year comparable periods. At September 30, 2002, the Company had goodwill of $42.4 million. As of January 1, 2002, the Company completed a goodwill impairment test. This test involved the use of estimates related to the fair market value of the company's reporting units with which the goodwill was associated. No impairment was indicated at that time. Since the impairment test was performed, no factors have changed which would materially alter the test results.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     The following table presents a reconciliation of operating income for the three and nine months ended September 30, 2001, as adjusted, to reflect the removal of goodwill amortization in accordance with SFAS No. 142, to be used for comparison purposes with the three and nine months ended September 30, 2002.

     (Dollars in thousands, except per share amounts)
        Operating Income (Loss) by Business Segment           Three Months Ended           Nine Months Ended
                                                              September 30, 2001          September 30, 2001

        PSP                                                                 $442                      $4,264
        Add back: PSP goodwill amortization                                1,342                       5,463
                                                                        --------                    --------
        Adjusted PSP operating income                                     $1,784                      $9,727
                                                                        ========                    ========

        HSP                                                               $4,321                      $6,949
        Add back: HSP goodwill amortization                                2,140                       6,418
                                                                        --------                    --------
        Adjusted HSP operating income                                     $6,461                     $13,367
                                                                        ========                    ========

        Corporate                                                       ($1,197)                    ($8,959)
        Add back:  Corporate goodwill amortization                           48                         142
                                                                        --------                    --------
        Adjusted Corporate operating loss                               ($1,149)                    ($8,817)
                                                                        ========                    ========

        Consolidated                                                      $3,566                      $2,254
        Add back:  goodwill amortization                                   3,530                      12,023
                                                                        --------                    --------
        Adjusted operating income                                         $7,096                     $14,277
                                                                        ========                    ========

     In September 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 on April 1, 2003. The Company has evaluated SFAS 143 and does not believe its adoption will have a material impact on its results of operations, financial condition or liquidity.

     In September 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. The standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The adoption of SFAS 144, on January 1, 2002, did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

     The Company evaluates segment performance based upon a measure of profit represented by earnings before interest, taxes, depreciation, amortization and certain non-cash charges and or non-recurring charges (EBITDA). A discussion of certain of the restructuring and other charges that are excluded from, and therefore do not reduce, EBITDA is included in Management's Discussion and Analysis of Results of Operations and Financial Condition. Presented below is a summary of financial data for the Company's reportable segments. EBITDA is not included herein as operating data and should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. The Company has included EBITDA because the Company understands that it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness and because certain financial ratios are calculated on a similar basis. EBITDA has not been reduced by management and directors fees ($0.3 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively and $0.7 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively), both of which are subordinated to the Company's obligations under its financing agreements. Information presented below for total assets exclude intercompany receivables and investments in wholly owned subsidiaries.

(Dollars in thousands)
        Three months ending September 30, 2002                  PSP         HSP       Reconciliation   Consolidated
                                                                                        (Corporate)
        Net sales to external customers                       $20,270      $32,089             $---       $52,359
        Intersegment revenues                                   3,151        2,391              ---         5,542
        Operating income (loss)                                 2,086        5,805          (2,365)         6,605
        EBITDA                                                  3,258        6,375            (892)         8,741
        Depreciation and amortization                          (1,043)        (433)           (531)        (2,007)
        Interest, net                                            (582)        (710)         (3,750)        (5,042)
        Restructuring charges                                     (40)        (137)           (680)          (857)
        Other                                                  (1,304)      (3,424)          3,098         (1,630)
        Income (loss) from continuing operations before
        provision for income taxes                                180        1,655          (2,230)          (395)
        Total assets                                          $55,408      $89,472         $20,657       $165,537

        Three months ending September 30, 2001                                        Reconciliation
                                                                PSP         HSP         (Corporate)    Consolidated
        Net sales to external customers                       $19,994      $35,030             $---       $55,024
        Intersegment revenues                                   4,897          224              ---         5,121
        Operating income (loss)                                   442        4,321          (1,197)         3,566
        EBITDA                                                  3,242        7,106            (845)         9,503
        Depreciation and amortization                          (2,765)      (2,819)           (507)        (6,091)
        Interest, net                                            (325)        (726)         (3,414)        (4,465)
        Transaction and restructuring charges                   ---          ---              (401)          (401)
        Other                                                  (7,005)      (7,748)         14,109           (644)
        (Loss) income from continuing operations before
        provision for income taxes                             (1,280)          54            (818)        (2,044)
        Total assets                                          $72,032      $96,128         $20,390       $188,550

        Nine months ending September 30, 2002                                         Reconciliation
                                                                PSP         HSP         (Corporate)    Consolidated
        Net sales to external customers                       $61,419      $90,270             $---      $151,689
        Intersegment revenues                                  13,434        3,070              ---        16,504
        Operating income (loss)                                 8,929       15,886          (4,052)        20,815
        EBITDA                                                 11,827       17,760          (2,564)        27,023
        Depreciation and amortization                          (2,922)      (1,737)         (1,240)        (5,899)
        Curtailment gain                                         ---          ---              666            666
        Interest, net                                          (1,746)      (2,178)        (10,131)       (14,055)
        Restructuring charges                                     (40)        (137)         (1,115)        (1,292)
        Other                                                  (5,863)      (8,052)          9,819         (4,096)
        Income (loss) from continuing operations before
        provision for income taxes                              1,256        5,640          (4,549)         2,347
        Total assets                                          $55,408      $89,472         $20,657       $165,537

        Nine months ending September 30, 2001                                         Reconciliation
                                                                PSP         HSP         (Corporate)    Consolidated
        Net sales to external customers                       $63,075      $93,374             $---      $156,449
        Intersegment revenues                                  15,393          610              ---        16,003
        Operating income (loss)                                 4,264        6,949          (8,959)         2,254
        EBITDA                                                 11,345       15,305          (2,547)        24,103
        Depreciation and amortization                          (8,476)      (8,356)         (1,997)       (18,829)
        Interest, net                                          (1,808)      (2,178)        (10,520)       (14,506)
        Transaction and restructuring charges                     ---          ---          (2,547)        (2,547)
        Other                                                  (7,005)      (7,748)         13,564         (1,189)
        Loss from continuing operations before
        provision for income taxes                             (5,944)      (2,977)         (6,717)       (15,638)

        As of December 31, 2001
        Total assets                                          $68,467      $83,065         $14,426       $165,958

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

     In conjunction with the execution of the Purchase Agreement, the Company incurred approximately $4.5 million of costs, of which $4.2 million have been reflected in the results of operations for the nine month period ending September 30, 2001. Included in these costs were the termination of existing stock appreciation rights and the buy-out of certain stock options for an aggregate cost of $2.2 million. These costs were paid as part of the proceeds of the Purchase Agreement and, accordingly, are reflected as a capital contribution to the Company. The Company also incurred $1.1 million of incentives to certain officers and employees a portion of which were reinvested in the Company in whole and had professional fees and other transaction costs of approximately $1.2 million.

(7)  Restructuring Charges

     During the nine months ended September 30, 2002 and 2001, the Company recorded restructuring charges of $1.3 million and $1.5 million, respectively, related to the restructuring plan approved by the Company to prioritize its initiatives around higher potential areas of its business, focusing on profit contribution, reducing expenses, and improving efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, exiting/rationalization of certain product lines and restructuring of certain business functions. This restructuring will take place in three phases beginning fiscal 2001 and will be completed in the fourth quarter 2002.

     During the first quarter of fiscal 2001, in connection with the restructuring plan, the Company recorded a restructuring charge of $1.2 million for costs associated with exiting certain product lines. The Company streamlined its product offering by eliminating certain lines of spectacles, as well the Company's golf/rain line. The $1.2 million of discontinued products identified, with respect to such exited product lines, were all disposed of during the second and third quarters of 2001.

     The Company continues to rationalize product lines on an ongoing basis and has identified several non-core traffic safety work zone product lines within HSP that are currently under review to assess long term viability. Although management has not quantified the overall impact of exiting these product lines, nonrecurring costs to implement this strategy may negatively impact fourth quarter 2002 earnings.

     During the first nine months of fiscal 2002, the Company recorded a restructuring charge of $1.3 million consisting of severance costs of $0.4 million associated with the consolidation of certain support functions between PSP divisions and a $0.9 million related to the of second phase of the consolidation of the Company's European PSP operations. While the European restructuring was initiated and conducted during the latter half of 2001, these charges were not fully anticipated. Management believes that any amount related to prior periods would be immaterial. The final phase of the restructuring will be to liquidate the remaining non-operating legal entities and is expected to be completed in the fourth quarter of 2002. The completion of this analysis may result in additional charges or a reduction of the reserve established in connection with this charge.

(8)  Curtailment Gain

     The Company's post retirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants were allowed to enroll or were eligible for participation in the post retirement medical insurance plan. Accordingly, the Company reduced the liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.

(9)  Discontinued Operations (Crystaloid Technologies, Inc.)

     On September 30, 2002, the Company entered into a non-binding letter of intent with Elecsys Corporation (Elecsys) pursuant to which the Company agreed to sell certain assets and Elecsys agreed to assume certain liabilities of Crystaloid Technologies, Inc. (Crystaloid). The approximate $1.5 million purchase of accounts receivable, inventory, equipment and all intellectual property of Crystaloid, is subject to the negotiation of a definitive agreement, completion of due diligence and approval of the Board of Directors of Elecsys and is targeted to close in December of 2002. Based on the terms of the letter of intent, the Company recorded a loss of approximately $1.6 million, net of a $0.8 million tax benefit, related to the disposition of Crystaloid. All fiscal 2002 and 2001 quarterly and year-to-date statement of operations for Crystaloid Technologies, Inc. have been classified as discontinued operations in the Company's financial statements. Net sales for Crystaloid for the three and nine month periods ended September 30, 2002 and 2001 were $1.3 million, $4.3 million, $1.7 million and $5.6 million, respectively.

(10) Condensed Consolidating Financial Information

     Financial information regarding the Guarantors for the three and nine month periods ended September 30, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The financial information regarding the Guarantors is being presented through condensed consolidating financial schedules since the guarantees are full and unconditional and are joint and several. Guarantor financial statements have not been presented because management does not believe that such financial statements are material to investors. Flex-O-Lite, Inc. was acquired by the Company's predecessor in 1994. OSD Envision, Inc. (OSD) was incorporated in October 1996 and acquired by the Company in 1996. In 1999, OSD was merged into the Company. American Allsafe Company was incorporated in March 1998 and acquired by the Company in 1998. Kedman Company (Kedman) was incorporated by its predecessors in September 1961 and acquired by the Company in 1998. In 1999, Kedman was merged into Allsafe. Crystaloid was incorporated in March 1998 and acquired by the Company in 1998. Silencio/Safety Direct, Inc. was incorporated by its predecessors in May 1996 and acquired by the Company in 1998. Morton Traffic Markings was acquired by the Company in May 1999 through TMT-Pathway, LLC, a limited liability company formed by the Company in 1999.

                                           JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                                CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                          September 30, 2002
                                                                        (Dollars in thousands)
                                           ----------------------------------------------------------------------------------
                                                                                 Non
                                              Parent          Guarantor       Guarantor
                 ASSETS                       Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                             --------         --------        --------         --------         --------

Current assets:
    Cash                                    $     --          $    --         $    192       $      --         $     192
    Accounts receivable, net                    3,909           26,682           1,315              --            31,906
    Inventories                                 6,778           22,882           1,418             (72)           31,006
    Deferred tax assets                         2,245              --              --               --             2,245
    Assets Held for Sale                        2,180              --              --               --             2,180
    Prepaid expenses                            1,325              996             762              --             3,083
                                             --------         --------        --------         --------         --------
      Total current assets                     16,437           50,560           3,687             (72)           70,612
    Property, plant and equipment              11,471           22,436             111              --            34,018
    Intangibles                                 6,305           36,123             --               --            42,428
    Notes receivable                           84,613              --              --          (84,613)              --
    Deferred financing costs                    2,277              --              --               --             2,277
    Deferred tax asset                         16,202              --              --               --            16,202
    Investment in subsidiaries                  8,157              --              --           (8,157)              --
                                             --------         --------        --------         --------         --------
                                            $ 145,462        $ 109,119        $  3,798       $ (92,842)        $ 165,537
                                              =======          =======         =======          =======          =======
      LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to parent                 $     --         $  65,395        $    --        $  (65,395)       $    --
    Accounts payable                            2,458           10,536             444              --            13,438
    Other accrued liabilities                   5,083            2,270             480              --             7,833
    Accrued interest                            5,040              --              --               --             5,040
    Accrued taxes                                 244              --              --               --               244
    Liabilities held for sale                     508              --              --               --               508
    Current portion of long-term debt          84,305              --              --               --            84,305
                                             --------         --------        --------         --------         --------
      Total current liabilities                97,638           78,201             924          (65,395)         111,368
Long-term debt                                127,092              --              --               --           127,092
Other noncurrent liabilities                    3,023              --              --               --             3,023
Due to parent                                  (4,873)           2,742          10,193           (8,062)             --
Stockholders' deficit:
    Common stock                                  --               --              --               --               --
    Additional paid-in capital                  6,219           34,499             --           (34,499)           6,219
    Treasury stock                                (64)             --              --               --               (64)
    Accumulated other comprehensive loss          --               (74)           (769)             --              (843)
    Loans due on common stock                    (561)             --              --               --              (561)
    Accumulated deficit                       (83,012)          (6,249)         (6,550)          15,114          (80,697)
                                             --------         --------        --------         --------         --------
      Total stockholders' deficit             (77,418)          28,176          (7,319)         (19,385)         (75,946)
                                             --------         --------        --------         --------         --------
                                            $ 145,462        $ 109,119        $  3,798       $  (92,842)       $ 165,537
                                              =======          =======         =======          =======          =======


                                         JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                      Three months ended September 30, 2002
                                                                             (Dollars in thousands)
                                                    --------------------------------------------------------------------
                                                                                  Non
                                                     Parent     Guarantor     Guarantor
                                                     Company   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                                     --------    ---------     --------      --------       --------

Net sales ......................................    $ 13,491     $ 42,941      $ 1,120     $  (5,193)       $ 52,359
Operating expenses:
    Cost of sales ..............................      10,153       31,824          836        (5,213)         37,600
    Restructuring charges ......................         710          147         --            --               857
    Selling, general and administrative ........       2,245        4,454          596          --             7,295
    Amortization of intangibles ................        --              2         --            --                 2
                                                     --------     --------     --------      --------       ---------
         Total operating expenses ..............      13,108       36,427        1,432        (5,213)         45,754
                                                     --------     --------     --------      --------       ---------
         Operating (loss) income from continuing
            operations .........................         383        6,514         (312)           20           6,605
Other:
    Interest expense ...........................      (3,734)      (1,308)        --            --            (5,042)
    Amortization of deferred financing costs ...        (328)        --           --            --              (328)
    Other ......................................       2,209       (3,639)        --            --            (1,630)
                                                     --------     --------     --------      --------      ---------
(Loss) income from continuing operations before
    income tax expense and equity in earnings
    (loss) of subsidiaries .....................      (1,670)       1,567         (312)           20            (395)

Income tax expense .............................          34         --           --            --                34

Equity in earnings (loss) of subsidiaries ......       1,255         --           --          (1,255)           --
                                                     --------     --------     --------      --------      ---------
(Loss) income from continuing operations .......       (449)        1,567         (312)       (1,235)           (429)

Loss on discontinued operations:
    Loss on discontinued operations, net of tax
        benefit of $77 .........................        (145)        --           --            --              (145)
    Loss on disposal of discontinued operations,
        net of tax benefit of $835 .............      (1,620)        --           --            --            (1,620)
                                                     --------     --------     --------      --------      ---------
    Loss on discontinued operations ............      (1,765)        --           --            --            (1,765)
                                                     --------     --------     --------      --------      ---------
Net (loss) income ..............................    $ (2,214)    $  1,567      $  (312)    $  (1,235)      $  (2,194)
                                                     ========     ========     ========      ========      =========


                                        JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                     Nine months ended September 30, 2002
                                                                            (Dollars in thousands)
                                                   ---------------------------------------------------------------------
                                                                                 Non
                                                     Parent       Guarantor    Guarantor
                                                     Company     Subsidiaries  Subsidiary Eliminations  Consolidated
                                                    --------        --------   --------    --------      --------
Net sales ......................................    $ 47,443     $ 117,058     $ 3,692     $(16,504)    $ 151,689
Operating expenses:
    Cost of sales ..............................      35,438        85,889       2,405      (16,568)      107,164
    Restructuring charges ......................       1,145           147        --           --           1,292
    Selling, general and administrative ........       7,870        12,868       1,674         --          22,412
    Amortization of intangibles ................        --               6        --           --               6
                                                    --------     ---------     -------     --------     ---------
           Total operating expenses ............      44,453        98,910       4,079      (16,568)      130,874
                                                    --------     ---------     -------     --------     ---------
           Operating income (loss) from
              continuing operations ............       2,990        18,148        (387)          64        20,815
Other:
    Interest expense ...........................     (10,115)       (3,940)       --           --         (14,055)
    Amortization of deferred financing costs ...        (983)         --          --           --            (983)
    Curtailment gain ...........................         666          --          --           --             666
    Other ......................................       4,465        (8,561)       --           --          (4,096)
                                                    --------     ---------     -------     --------     ---------
(Loss) income from continuing operations before
    income tax expense and equity in earnings
    (loss) of subsidiaries .....................      (2,977)        5,647        (387)          64         2,347

Income tax expense .............................       1,099          --          --           --           1,099

Equity in earnings (loss) of subsidiaries ......       5,260          --          --         (5,260)         --
                                                    --------     ---------     -------     --------     ---------
Income (loss) from continuing operations .......       1,184         5,647        (387)      (5,196)        1,248

Loss on discontinued operations:
    Loss on discontinued operations, net of tax
        benefit of $129 ........................        (248)         --          --           --            (248)
    Loss on disposal of discontinued operations,
        net of tax benefit of $835 .............      (1,620)         --          --           --          (1,620)
                                                    --------     ---------     -------     --------     ---------
    Loss on discontinued operations ............      (1,868)         --          --           --          (1,868)
                                                    --------     ---------     -------     --------     ---------
Net (loss) income ..............................    $   (684)    $   5,647     $  (387)    $ (5,196)    $    (620)
                                                    ========     =========     =======     ========     =========


                                       JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                Nine months ended September 30, 2002
                                                                        (Dollars in thousands)
                                                 -------------------------------------------------------------------
                                                   Parent     Guarantor   Non Guarantor
                                                  Company    Subsidiaries  Subsidiary   Eliminations   Consolidated
                                                  --------     --------     --------      --------     --------
Cash flows from operating activities:
    Net cash provided by (used in) continuing
      operating activities ..................     $ 12,055      $ 1,754      $(1,571)     $(5,260)     $  6,978

    Net cash used in discontinued operations          (156)        --           --           --            (156)
                                                  ---------     --------     --------     --------     ---------
    Net cash provided by (used in) operating
        activities ..........................       11,899        1,754       (1,571)      (5,260)        6,822

    Cash flows from investing activities:
      Capital expenditures ..................       (1,592)      (1,732)         (50)        --          (3,374)
                                                  ---------     --------     --------     --------     ---------
Net cash used in investing activities .......       (1,592)      (1,732)         (50)        --          (3,374)
                                                  ---------     --------     --------     --------     ---------

Cash flows from financing activities:
    Proceeds from senior secured notes ......       11,954         --           --           --          11,954
    Proceeds from issuance of stock warrants         1,046         --           --           --           1,046
    Payment on acquisition facility .........      (12,000)        --           --           --         (12,000)
    Purchase of treasury stock ..............          (64)        --           --           --             (64)
    Repayments on long-term debt ............       (4,550)        --           --           --          (4,550)
                                                  ---------     --------     --------     --------     ---------
Net cash used in financing activities .......       (3,614)        --           --           --          (3,614)
                                                  ---------     --------     --------     --------     ---------

Net increase (decrease) in cash .............     $  6,693      $    22      $(1,621)     $(5,260)     $   (166)
                                                  =========     ========     ========     ========     ---------
Cash, beginning of year .....................                                                               358
                                                                                                       ---------
Cash, end of period .........................                                                          $    192
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
                                                =========       =========       ========       =========       =========

                                       17

                                       JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                Three months ended September 30, 2001
                                                                         (Dollars in thousands)
                                                 --------------------------------------------------------------------
                                                                                Non
                                                    Parent     Guarantor     Guarantor
                                                    Company   Subsidiaries   Subsidiary  Eliminations   Consolidated
                                                   --------     --------      --------     --------       --------
Net sales .....................................    $ 14,648     $ 44,278      $ 1,219       $(5,121)      $ 55,024
Operating expenses:
    Cost of sales .............................      11,429       32,271          699        (5,120)        39,279
    Restructuring charges .....................         275         --           --            --              275
    Selling, general and administrative .......       2,692        4,495          753          --            7,940
    Amortization of intangibles ...............       1,182        2,782         --            --            3,964
                                                   --------     --------      -------       -------       --------
Total operating expenses ......................      15,578       39,548        1,452        (5,120)        51,458
                                                   --------     --------      -------       -------       --------
Operating (loss) income from continuing
   operations .................................        (930)       4,730         (233)           (1)         3,566
Other:
    Interest expense ..........................        (479)      (3,986)        --            --           (4,465)
    Amortization of deferred financing costs ..        (375)        --           --            --             (375)
    Transaction-related expenses ..............        (126)        --           --            --             (126)
    Other .....................................       8,110       (8,677)         (77)         --             (644)
                                                   --------     --------      -------       -------       --------
Income (loss) from continuing operations before
    income tax expense and equity in earnings
    (loss) of subsidiaries ....................       6,200       (7,933)        (310)           (1)        (2,044)

Income tax (benefit) expense ..................          63           49         --            --              112

Equity in (loss) earnings of subsidiaries .....      (8,494)        --           --           8,494           --
                                                   --------     --------      -------       -------       --------
(Loss) income from continuing operations ......      (2,357)      (7,982)        (310)        8,493         (2,156)

Loss on sale of discontinued operations
    net of tax benefit of $69 .................        (133)        --           --            --             (133)
                                                   --------     --------      -------       -------       --------
Net (loss) income .............................    $ (2,490)    $ (7,982)     $  (310)      $ 8,493       $ (2,289)
                                                   ========     ========      =======       =======       ========


                                       JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                           CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                 Nine Months ended September 30, 2001
                                                                        (Dollars in thousands)
                                           ----------------------------------------------------------------------------------
                                                                              Non
                                                 Parent      Guarantor     Guarantor
                                                 Company    Subsidiaries  Subsidiary  Eliminations   Consolidated
                                                --------      --------     --------     --------       --------
Net sales ..................................    $ 48,548     $ 119,424     $ 4,480     $(16,003)      $ 156,449
Operating expenses:
    Cost of sales ..........................      36,491        90,392       2,923      (16,198)        113,608
    Restructuring charges ..................       1,475          --          --           --             1,475
    Selling, general and administrative ....      11,573        13,379       2,273         --            27,225
    Amortization of intangibles ............       3,544         8,343        --           --            11,887
                                                --------     ---------     -------     --------       ---------
Total operating expenses ...................      53,083       112,114       5,196      (16,198)        154,195
                                                --------     ---------     -------     --------       ---------
Operating (loss) income from continuing
      operations ...........................      (4,535)        7,310        (716)         195           2,254
Other:
    Interest expense .......................     (10,520)       (3,986)       --           --           (14,506)
    Amortization of deferred financing costs      (1,125)         --          --           --            (1,125)
    Transaction-related expenses ...........      (1,072)         --          --           --            (1,072)
    Other ..................................       7,565        (8,677)        (77)        --            (1,189)
                                                --------     ---------     -------     --------       ---------
(Loss) income from continuing operations
    before income tax expense and equity
     in earnings (loss) of subsidiaries ....      (9,687)       (5,353)       (793)         195         (15,638)

Income tax (benefit) expense ...............      (3,329)           49        --           --            (3,280)

Equity in (loss) earnings of subsidiaries ..      (6,195)         --          --          6,195            --
                                                --------     ---------     -------     --------       ---------
(Loss) income from continuing operations ...     (12,553)       (5,402)       (793)       6,390         (12,358)

Loss on sale of discontinued operations,
     net of tax benefit of $210 ............        (407)         --          --           --              (407)
                                                --------     ---------     -------     --------       ---------
Net (loss) income ..........................    $(12,960)    $  (5,402)    $  (793)    $  6,390       $ (12,765)
                                                ========     =========     =======     ========       =========


                                       JACKSON PRODUCTS, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


(10) Condensed Consolidating Financial Information (con't)



                                                        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                Nine months ended September 30, 2001
                                                                     (Dollars in thousands)
                                           --------------------------------------------------------------------
                                             Parent      Guarantor   Non Guarantor
                                             Company   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                            --------     --------     --------       --------      --------
Cash flows from operating activities:
Net cash (used in) provided by
   operating activities .................    $ (7,626)    $(3,790)      $(793)         $6,812      $ (5,397)

Cash flows from discontinued operations .        (778)       --          --              --            (778)
                                             --------     -------       -----          ------      --------
Net cash (used in) provided by total
        operations ......................      (8,404)     (3,790)       (793)          6,812        (6,175)
                                             --------     -------       -----          ------      --------
Cash flows from investing activities:
    Capital expenditures ................      (1,485)     (1,323)        (86)           --          (2,894)
                                             --------     -------       -----          ------      --------
Net cash used in investing activities ...      (1,485)     (1,323)        (86)           --          (2,894)
                                             --------     -------       -----          ------      --------
Cash flows from financing activities:
    Purchase of common stock, net of
        loan payments ...................       2,224        --          --              --           2,224
    Proceeds from shareholder loans,
        net of loan repayments ..........        (232)       --          --              --            (232)
    Net borrowings (payments) of
        long-term debtt .................      11,149        --          --              --          11,149
                                             --------     -------       -----          ------      --------
Net cash provided by financing activities      13,141        --          --              --          13,141
                                             --------     -------       -----          ------      --------
Net increase (decrease) in cash .........    $  3,252     $(5,113)      $(879)         $6,812      $  4,072
                                             ========     =======       ======         ======
Cash, beginning of period                                                                               388
                                                                                                    --------
Cash, end of period                                                                                $  4,460
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

The following discussion and analysis is intended to assist in understanding the Company's financial condition and results of operations for the three and nine month periods ended September 30, 2002 and 2001. All fiscal 2002 and 2001 quarterly and year-to-date statement of operations for Crystaloid Technologies, Inc. have been classified to discontinued operations in the Company's financial statements as the Company entered into a letter of intent to sell this business. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Results of Operations
(Dollars in thousands)

                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                ------------------------------------------       -----------------------------------------

Net Sales                                       2002                2001                       2002                 2001
PSP                                           $20,270             $19,994                    $61,419              $63,075

HSP                                            32,089              35,030                     90,270               93,374
                                             --------            --------                   --------             --------
Total                                         $52,359             $55,024                   $151,689             $156,449
                                             ========            ========                   ========             ========

Gross margin
PSP                                            $6,291              $6,769                    $21,308              $21,817

HSP                                             8,468               8,976                     23,217               21,024
                                             --------            --------                   --------             --------
Total                                         $14,759             $15,745                    $44,525              $42,841
                                             ========            ========                   ========             ========

Selling, General and Administrative
PSP                                            $4,163              $4,469                    $12,333              $13,250

HSP                                             2,526               2,549                      7,194                7,691
Reconciliation to consolidated
totals (Corporate)                                606                 922                      2,885                6,284
                                             --------            --------                   --------             --------
Total                                          $7,295              $7,940                    $22,412              $27,225
                                             ========            ========                   ========             ========

Operating (Loss) Income from Continuing Operations

PSP                                             2,086                 442                      8,929                4,264

HSP                                             5,805               4,321                     15,886                6,949
Reconciliation to consolidated
totals (Corporate)                            (1,286)             (1,197)                    (4,000)              (8,959)
                                             --------            --------                   --------             --------
Total                                          $6,605              $3,566                    $20,815               $2,254
                                             ========            ========                   ========             ========

Income Tax from Continuing Operations
Expense (Benefit)                                 $34                $112                     $1,099             ($3,280)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales. Net sales decreased 4.7% to $52.4 million for the third quarter of 2002 from $55.0 million for third quarter of 2001. PSP net sales for the comparable three-month period increased 1.5% to $20.3 million in 2002 from $20.0 million in 2001. Strong welding safety sales and increased hearing protection sales offset declines in the industrial, construction and European markets and positively impacted PSP's third quarter 2002 net sales. HSP net sales for the comparable three-month period decreased 8.3% to $32.1 million in 2002 from $35.0 million in 2001 with lower revenues from traffic safety products and work zone protection equipment sales being offset by increases in revenues from traffic beads.

Gross Margin. Gross margin decreased 6.3% to $14.8 million for the third quarter of 2002 from $15.8 million for the third quarter of 2001. PSP gross margin for the comparable three-month period declined 7.4% to $6.3 million in 2002 from $6.8 million in 2001. PSP was impacted by lower sales volume giving rise to lower production activity and therefore unfavorable overhead absorption. HSP gross margin for the comparable three-month period decreased 5.6% to $8.5 million in 2002 from $9.0 million in 2001 due to improved natural gas costs partially offset by higher oxygen and glass costs.

Restructuring charges. For the three months ended September 30, 2002, the Company incurred charges of $0.9 million related to the of second phase of the consolidation of the Company's European PSP operations, consisting of $0.3 million of nonrecurring costs and a $0.6 million charge resulting from ongoing analysis of working capital and fixed asset account balances. For the three months ended September 30, 2001, the Company incurred $0.3 million for costs associated with the elimination of certain lines of spectacles.

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative expenses decreased 7.6% to $7.3 million compared to the comparable 2001 period. PSP selling, general and administrative expenses for the comparable three-month period declined 6.7% to $4.2 million in 2002 from $4.5 million in 2001 due to lower headcounts, commissions and discretionary spending. HSP selling, general and administrative expenses were consistent with the third quarter of 2001. Corporate SG&A expenses decreased 33.3% to $0.6 million in 2002 from $0.9 million in 2001 due to headcount reductions.

Operating Income. Operating income from continuing operations increased 83.3% to $6.6 million in the third quarter of 2002 from $3.6 million in the third quarter of 2001. PSP operating income increased to $2.1 million in the third quarter of 2002 from $0.4 million in 2001 due to cost reduction initiatives, significant decrease in headcount and elimination of goodwill amortization expense of $1.3 million. Excluding the effect of goodwill amortization expense, PSP operating income increased $0.4 million, or 23.5% in 2002 compared to the comparable 2001 period. HSP operating income increased 34.9% to $5.8 million in the third quarter of 2002 from $4.3 million in the third quarter of 2001 due to decreased natural gas costs and the elimination of goodwill amortization expense of $2.1 million offset by lower volume of traffic safety products and work zone protection equipment. Excluding the effect of goodwill amortization expense, HSP operating income decreased $0.4 million, or 9.4% in 2002 compared to the comparable 2001 period.

Other charges. For the three months ended September 30, 2002, the Company incurred other charges of $1.6 million, including $0.4 million of bank, legal and adviser fees relating to the Credit Facility, $0.3 million of accrued but unpaid management fees payable to affiliates of CapStreet II, L.P. and the Jordan Company LLC and $0.5 million to settle certain patent infringement claims. For the three months ended September 30, 2001, the Company incurred other charges of $0.6 million, including $0.3 million of bank, legal and advisor fees relating to the Credit Facility and $0.2 million of accrued but unpaid management fees payable to affiliates of CapStreet II, L.P. and the Jordan Company LLC.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

Net sales. Net sales decreased 3.1% to $151.7 million for the nine months ended September 30, 2002 from $156.5 million for the nine months ended September 30, 2001. PSP net sales for the comparable nine month period decreased 2.7% to $61.4 million in 2002 from $63.1 million in 2001 with continuing declines in the safety eyewear, construction and European markets. HSP net sales for the comparable nine month period decreased 3.3% to $90.3 million in 2002 from $93.4 million in 2001 with lower revenues from traffic safety products and work zone protection equipment being partially offset by increases in revenues from coating products and traffic beads.

Gross Margin. Gross margin increased 4.0% to $44.5 million for the nine months ended September 30, 2002 from $42.8 million for the nine months ended September 30, 2001. The Company's gross margin as a percentage of sales increased to 29.3% in 2002 from 27.4% in the comparable 2001 period. PSP gross margin for the comparable nine month period declined 2.3% to $21.3 million in 2002 from $21.8 million in the comparable 2001 period. The PSP gross margin as a percentage of sales in 2002 was 34.7% and consistent with PSP's 2001 gross margin, as cost reduction programs including material cost reductions and productivity improvements were offset by lower overhead absorption on reduced volumes. HSP gross margin for the comparable nine month period increased 10.5% to $23.2 million in 2002 from $21.0 million in 2001. HSP gross margin as a percentage of sales increased to 25.7% in 2002 from 22.5% for the comparable 2001 period due largely to cost reduction initiatives, productivity improvements and decreases in natural gas and freight costs.

Restructuring charges. Due to reduced demand from and lower capital spending by the Company's customers, the Company entered a restructuring program during 2001 to prioritize its initiatives around higher potential growth areas of its business, focus on profit contribution, reduce expenses and improve efficiency. This restructuring program included a workforce reduction, consolidation of excess facilities, elimination of certain product lines and restructuring of certain business functions. During the first quarter of fiscal 2001, in connection with the restructuring plan, the Company recorded a restructuring charge of $1.2 million for costs associated with exiting certain product lines. The Company streamlined its product offering by eliminating certain lines of spectacles, as well as the power air purified respirator products and the Company's golf/rain line. The $1.2 million of discontinued products identified, with respect to such exited product lines, were all disposed of during the second and third quarters of 2001. The Company continues to rationalize product lines on an ongoing basis and has identified several non-core traffic safety work zone product lines within the HSP segment that are currently under review to assess long term viability. Although management has not quantified the overall impact of exiting these product lines, nonrecurring costs to implement this strategy may negatively impact fourth quarter 2002 earnings.

During the first nine months of fiscal 2002, the Company recorded a restructuring charge of $1.3 million consisting of severance costs of $0.4 million associated with the consolidation of certain support functions between PSP divisions and a $0.9 million related to the of second phase of the consolidation of the Company's European PSP operations. While the European restructuring was initiated and conducted during the latter half of 2001, these charges were not fully anticipated. Management believes that any amount related to prior periods would be immaterial. The final phase of the restructuring will be to liquidate the remaining non-operating legal entities and is expected to be completed in the fourth quarter of 2002. The completion of this analysis may result in additional charges or a reduction of the reserve established in connection with this charge.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 17.9% to $22.4 million for the nine months ended September 30, 2002 from $27.3 million in the comparable 2001 period. The nine months ended September 30, 2002 also included other non-recurring corporate related charges of $0.4 million, while the nine months ended September 30, 2001 included $3.3 million of non-recurring transaction-related expenses recorded in conjunction with the Purchase Agreement. Excluding the non-recurring transaction-related expenses, selling, general and administrative expenses decreased $2.1 million, or 8.6%, from period to period due to decreased headcount and cost reduction efforts. PSP selling, general and administrative expenses for the comparable nine month period decreased 7.5% to $12.3 million in 2002 from $13.3 million in 2001 due to a reduction in headcount, commissions and discretionary spending. HSP selling, general and administrative for the comparable nine month period decreased 6.5% to $7.2 million in 2002 from $7.7 million in the comparable 2001 period due to productivity improvements and lower discretionary spending.

Operating Income. Operating income from continuing operations increased to $20.7 million in the nine months ended September 30, 2002 from $2.2 million in the nine months ended September 30, 2001. The nine months ended September 30, 2001 included $4.5 million of non-recurring transaction and restructuring charges associated with the Purchase Agreement and $12.0 million of goodwill amortization expense. For a comparison of operating income from continuing operations excluding the effects of goodwill amortization, refer to Note 4 to the Consolidated Financial Statements.

Curtailment gain. The Company's post retirement medical plan subject to FAS 106 was amended on March 1, 2002. As of June 1, 2002, no additional participants were allowed to enroll or were eligible for participation in the post retirement medical insurance plan. Accordingly, the Company reduced the liability for the post retirement medical plan and recorded a one-time curtailment gain of approximately $0.7 million in the first quarter of fiscal 2002.

Other charges. For the nine months ended September 30, 2002, the Company incurred other charges of $4.1 million, including $2.1 million of bank, legal and adviser fees relating to the Credit Facility and the issuance of the Secured Senior Subordinated Notes (including $0.4 million paid to affiliates of CapStreet II, L.P. and the Jordan Company LLC), $0.8 million of accrued but unpaid management fees payable to affiliates of CapStreet II, L.P. and the Jordan Company LLC and $0.5 million to settle certain patent infringement claims. For the nine months ended September 30, 2001, the Company incurred other charges of $1.2 million, including $0.4 million of bank, legal and advisor fees relating to the Credit Facility and $0.7 million of accrued but unpaid management fees payable to affiliates of CapStreet II, L.P. and the Jordan Company LLC.

Income Tax Expense (Benefit). Income tax expense (benefit) increased 133.5% to $1.1 million from ($3.3 million) in the nine months ended September 30, 2001 in part due to improved operating results and the one-time curtailment gain of $0.7 million. The net benefit for the nine months ended September 30, 2001 was due to the recognition of $3.8 million of net operating loss carryforwards associated with the Company's 2001 taxable loss of $15.6 million.

Liquidity and Capital Resources

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2002 was $7.0 million compared to cash used in operating activities for the nine months ended September 30, 2001 of $5.4 million. The improvement is largely due to lower net losses and improved working capital management for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Changes in working capital resulted in a use of cash of $1.2 million and $7.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Cash used in discontinued operations for the nine months ended September 30, 2002 and 2001 were $0.2 million and $0.8 million, respectively, representing cash used by the Crystaloid division. Cash used in investing activities for the nine months ended September 30, 2002 and 2001 represents capital expenditures, which were $3.4 million and $2.9 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2002 was $3.6 million and net cash provided by financing activities for the nine months ended September 30, 2001 was $13.1 million. The reduction of borrowings for the nine months ended September 30, 2002 is largely due to stronger operating cash flows, which resulted in significantly less use of the Company's existing debt structure than the prior year comparable period. During the nine months ended September 30, 2001, the Company incurred significant borrowings due in part to transaction expenses associated with the Purchase Agreement and a cash outflow of $2.2 million related to the payment of stock appreciation rights and stock options.

Senior Subordinated Notes. On April 16, 1998, the Company offered $115.0 million aggregate principal amount of Senior Subordinated Notes (the Notes) due April 15, 2005 (the Offering). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal, premium, interest and liquidated damages on the Notes are unconditionally guaranteed, jointly and severally, by the Company's domestic subsidiaries (Guarantors).

Credit Facility. During 1998, the Company entered into a credit agreement (as amended, the Credit Facility) with a group of banks (the Credit Facility Lenders), which provided for two lines of credit in the aggregate amount of $125.0 million. The lines consist of an acquisition facility in the principal amount of up to $95.0 million and a revolving credit facility in the principal amount of up to $30.0 million. The Credit Facility was amended on September 19, 1998 to include Swing Line Loans, which allowed the Company to borrow up to $3.0 million from the Swing Line Bank (Fleet National Bank) so long as all the sum of the outstanding swing line loans, revolving credit loans and letters of credit outstanding did not exceed the total commitment under the revolving credit facility of $30.0 million. A second amendment to the Credit Facility was entered into on May 17, 1999 to increase the acquisition facility to $105.0 million and permit the Company's acquisition of TMT-Pathway. The Company could not borrow under the acquisition facility beyond April 30, 2001 at which time the commitment of the Credit Facility Lenders to advance additional funds under the acquisition facility was scheduled to expire and the principal amount of the acquisition facility became due in quarterly installments having a final maturity of March 31, 2004. The Credit Facility contains several financial covenants based on operating results for the previous four quarters. Due to operating losses generated by decreased sales volume and gross margin percentages and historically high natural gas costs incurred in the previous four quarters, the Company was not in compliance with certain financial covenants under the Credit Facility as of September 30, 2001, September 30, 2001 or December 31, 2001. A third amendment to the Credit Facility was entered into effective July 1, 2001, pursuant to which the Credit Facility Lenders agreed to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through September 30, 2001, the usage under the revolving credit facility was limited to $24.0 million and the applicable margin for base rate and LIBOR based loans was increased to 2.0% and 3.0%, respectively. A fourth amendment to the Credit Facility was entered into on October 1, 2001, pursuant to which the Credit Facility Lenders agreed to extend their forbearance through March 31, 2002 and make other modifications to the Credit Facility, including increasing the applicable margin for base rate and LIBOR based loans to 3.0% and 4.0%, respectively, and for certain loans to a fixed rate of 15% per annum, imposing additional limitations on usage under the revolving credit facility, and adding additional financial covenants pertaining to minimum levels of EBITDA and maximum levels of capital expenditures.

A fifth amendment to the Credit Facility was entered into on March 29, 2002, pursuant to which the Credit Facility Lenders, subject to certain conditions, permanently waive the aforementioned defaults under the Credit Facility which occurred in fiscal 2001 and certain other technical defaults and to reset the financial covenants and effect other amendments to the Credit Facility (described below). As all conditions to the fifth amendment were met, the fifth amendment became effective April 12, 2002.

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

     o subordination in right of payment to the Credit Facility Lenders and pari passu in right of payment to the Company's 9- 1/2% Senior Subordinated Notes.;

     o subordinated second lien security interests in the collateral securing the obligations under the Credit Facility;

     o no repayment or redemption prior to the repayment in full of all obligations; and

     o no financial or other covenants which are more restrictive than the Credit Facility

The Credit Facility, as amended by the fifth amendment, allows the total commitment of $30.0 million under the revolving credit facility to be available for borrowing, subject to usage caps of $22.5 million during the periods of December 15, 2002 through January 31, 2003 and December 15, 2003 through January 31, 2004. The amount of borrowings as of September 30, 2002 are unchanged from the fourth amendment and bear interest, at the option of the Company, at a rate per annum equal to (i) the Base Rate (as defined in the Credit Facility) plus 3.00% or (ii) the LIBOR Rate (as defined in the Credit Facility) plus 4.00%. Further, the Company owes a commitment fee of 0.50% on the unused portion of the revolving credit facility commitment. The average interest rate on all outstanding borrowings under the Credit Facility was 6.24% at September 30, 2002. The Credit Facility, as amended by the fifth amendment, adds a new prepayment requirement that requires the Company to repay to the Credit Facility Lenders an amount equal to the Excess Cash Flow Payment (as defined in the Credit Facility). This amount is payable 90 days after the end of each fiscal year and is used to repay the principal on the acquisition facility in inverse order of maturity and upon payment in full of the acquisition facility, to reduce the revolving credit facility. Finally, the fifth amendment extended the final maturity of the acquisition facility and the revolving facility to September 30, 2004, reset the amortization on the acquisition facility, reset the financial covenants and established maximum capital expenditure amounts. In connection with the execution of the fifth amendment, the Company paid the Credit Facility Lenders a fee of approximately $0.5 million.

As a result of the fifth amendment to the Credit Facility, the Company's total borrowing capacity under the revolving credit facility was increased to $30.0 million, subject to the periodic usage caps described above. As of September 30, 2002, the Company had outstanding borrowings under its revolving credit facility of $68.5 million and $2.2 million of letters of credit outstanding resulting in availability of $12.0 million. In addition, after giving effect to the application of the proceeds from the $13.0 million investment described above, the amount outstanding under the Credit Facility was approximately $68.5 million.

As of September 30, 2002, the Company was not in compliance with the minimum EBITDA and leverage ratio covenants established under the fifth amendment to the Credit Facility. A forbearance agreement was entered into effective November 14, 2002, pursuant to which the Credit Facility Lenders agreed to continue to make revolving credit loans and to forbear from exercising their rights and remedies relating to the aforementioned defaults under the Credit Facility through the earlier of January 31, 2003 or the occurrence of default like events other than the two aforementioned defaults. The forbearance agreement prohibits the Company from requesting LIBOR rates loans with all such loans converting to a base rate loan upon the last day of their current interim periods. In connection with the execution of the forbearance agreement, the Company paid the Credit Facility Lenders a pro rata fee of approximately $0.3 million.

Liquidity. The Company's current and projected cash flows from operations may be sufficient to fund working capital requirements, debt service requirements and planned capital expenditures through 2003, if the Credit Facility issues discussed below are addressed satisfactorily. However, liquidity through 2003 will be affected by, among other things, demand for the Company's products, the Company's ability to compete with industry participants, the impact of future laws and governmental regulations, general economic and capital markets conditions and the Company's ability to reach an agreement on revised covenants with the Credit Facility Lenders or obtain an alternative source of financing. The Company can provide no assurance that it will be able to reach an acceptable agreement with the Credit Facility Lenders or obtain alternate financing.

In any event, the Company's current and projected cash flows from operations will not be sufficient to fund the Company's debt service requirements in 2004 and 2005. Accordingly, the Company expects to have to refinance a significant portion of it indebtedness in 2004. The Company can provide no assurance that it will be able to refinance its indebtedness or that any such financing will occur on commercially reasonable terms.

The forbearance agreement currently provides that the Original Financial Covenants will apply again upon expiration of the forbearance period. The Emerging Issues Task Force, Issue No. 86-30 (EITF 86-30) requires that when there is a default under a credit facility, the credit facility indebtedness must be classified as a current liability (even though the borrower has received a forbearance from the lenders if the forbearance is for less than twelve months) unless it is probable that the borrower can cure the violation within the forbearance period. This rule applies to the Company even though the Company has received a forbearance through January 31, 2003 or such earlier date upon the occurrence of certain default like events because that forbearance is for less than twelve months. Consequently, because it is not probable that as of January 31, 2003 or such earlier date upon the occurrence of certain default like events, the Company will be able to comply with the Original Financial Covenants (which will apply upon expiration of the forbearance period) and because the Company's existing forbearance is not for a twelve month period, the Company has reclassified $75.6 million of long-term debt under the Credit Facility (excluding letters of credit) as a current liability. The Company and the Credit Facility Lenders expect to undertake negotiations to revise the Original Financial Covenants prior to the expiration of the forbearance period. The Company expects to enter into negotiations with the Credit Facility Lenders to execute an amendment to the Credit Facility to effect revised financial covenants in early 2003. The Company can provide no assurance that it will be able to reach an acceptable agreement with the Credit Facility Lenders. If the Company and the Credit Facility Lenders are able to reach agreement on revised covenants, the Company expects that the $75.6 million current liability described above will be reclassified as long-term debt. In the event that the Company and the Credit Facility Lenders are not able to agree upon revised financial covenants prior to the expiration of the forbearance period, the Company does not currently expect to be able to satisfy the Original Financial Covenants upon expiration of the forbearance period. The Company's failure to satisfy the Original Financial Covenants or other covenants contained in the Credit Facility would result in an event of default under the Credit Facility. If such a default were not waived, it would have a material adverse effect on the Company's liquidity and business and would permit the Credit Facility Lenders to accelerate payment under the Credit Facility. If the Credit Facility Lenders were to accelerate the maturity of the Credit Facility, then the holders of the Company's Notes would be able to accelerate the maturity of the Notes.

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

     o developments surrounding the Company's Credit Facility and other debt instruments;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2002. For additional information, refer to Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation described above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

It should be noted that our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The decision of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings
None

Item 2. - Changes in Securities
None

Item 3. - Defaults Upon Senior Securities
None

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
None

Item 6. - Exhibits

(a) Exhibits.

        Exhibit
         Number          Description

          10.1 Forbearance agreement, dated as of November 14, 2002, between the Company and the Credit Facility Lenders.

          99.1 Certification of Chief Executive Officer of Jackson Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer of Jackson Products, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

                 None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 JACKSON PRODUCTS, INC.
                                                 (Registrant)


Date: 11/19/02                                   By:/s/ Christopher T. Paule
                                                 ---------------------------
                                                 Christopher T. Paule
                                                 President and Chief
                                                 Executive Officer

                                                 By:/s/ William L. Babler
                                                 ---------------------------
                                                 William L. Babler
                                                 Chief Financial Officer

                                 Certifications

I, Christopher T. Paule, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jackson Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                                     By:/s/ Christopher T. Paule
                                                     ---------------------------
                                                     Christopher T. Paule
                                                     Chief Executive Officer

                                 Certifications

I, William L. Babler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jackson Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


                                                     By:/s/ William L. Babler
                                                     --------------------------
                                                     William L. Babler
                                                     Chief Financial Officer

                                CERTIFICATION OF
                              CHRISTOPHER T. PAULE
                            OF JACKSON PRODUCTS, INC.
                         PURSUANT TO 18 U.S.C. ss. 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Christopher T. Paule, President and Chief Executive Officer of Jackson Products, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

     I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                          By: /s/ Christopher T. Paule
                              ------------------------
                              Name:   Christopher T. Paule

                              Date:   November 19, 2002

                                CERTIFICATION OF
                                WILLIAM L. BABLER
                            OF JACKSON PRODUCTS, INC.
                         PURSUANT TO 18 U.S.C. ss. 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, William L. Babler, Chief Financial Officer of Jackson Products, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

     I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    By:/s/ William L. Babler
                                       ----------------------
                                    Name:   William L. Babler
                                    Date:   November 19, 2002

                              FORBEARANCE AGREEMENT

     This FORBEARANCE AGREEMENT, dated as of November 14, 2002 (this "Agreement"), by and among (a) Jackson Products, Inc. (the "Borrower"), (b) the Domestic Subsidiaries (as defined in the Credit Agreement, as hereinafter defined), (c) Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions listed on Schedule 1 to the Credit Agreement (as hereinafter defined) (collectively, the "Banks"), (d) Fleet National Bank (f/k/a BankBoston, N.A.) as agent (the "Agent") for itself and the other Banks, and (e) U.S. Bank National Association (f/k/a Firstar Bank N.A. f/k/a Mercantile Bank National Association), as co-agent (the "Co-Agent").

     WHEREAS, the Borrower, the Banks, the Agent, and the Co-Agent are parties to that certain Revolving Credit and Acquisition Loan Agreement, dated as of April 22, 1998 (the "Original Credit Agreement"), pursuant to which the Banks, upon certain terms and conditions, have agreed to make loans to, and issue letters of credit for the benefit of, the Borrower;

     WHEREAS, the Original Credit Agreement was amended by (i) Amendment Agreement No. 1 to that certain Revolving Credit and Acquisition Loan Agreement dated as of June 19, 1998 (the "First Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (ii) Amendment Agreement No. 2 to that certain Revolving Credit and Acquisition Loan Agreement dated as of May 17, 1999 (the "Second Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (iii) Amendment Agreement No. 3 to that certain Revolving Credit and Acquisition Loan Agreement dated as of July 1, 2001 (the "Third Amendment"), among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, (iv) Amendment Agreement No. 4 to that certain Revolving Credit and Acquisition Loan Agreement dated as of October 1, 2001 (the "Fourth Amendment") among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent, and (v) Amendment Agreement No. 5 to that certain Revolving Credit and Acquisition Loan Agreement dated as of March 29, 2002 (the "Fifth Amendment") among the Borrower, the Domestic Subsidiaries, the Banks, the Agent and the Co-Agent (the Original Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment being herein referred to as the "Credit Agreement") and all capitalized terms not otherwise defined herein which are defined in the Credit Agreement shall have the same meanings herein as specified in the Credit Agreement;

     WHEREAS, the Borrower has requested that the Banks and the Agent agree to waive certain specified defaults for a specific period of time;

     WHEREAS, the Banks and the Agent are willing to grant such forbearance, but only on the terms and subject to the conditions set forth herein;

     NOW, THEREFORE, in consideration of the foregoing premises, the parties hereto hereby agree as follows:

     ss.1. Forbearance Agreement. Subject to the terms and conditions set forth herein, each of the Agent and the Banks agrees to forbear from (a) exercising their rights and remedies under the Credit Agreement and the other Loan Documents to collect the indebtedness of the Borrower to the Agent and the Banks under the Credit Agreement and the other Loan Documents, and (b) ceasing to make Revolving Credit Loans or to issue, extend or renew Letters of Credit until that date (the "Forbearance Termination Date") which is the earliest to occur of (i) the failure after the date hereof of the Borrower or any of its Subsidiaries to comply with any of the terms or conditions set forth in the Credit Agreement and/or the other Loan Documents, other than the failure to comply for the applicable periods ended from July 1, 2002 through December 31, 2002 with the financial covenants set forth in ss.ss.11.1, 11.2 and 11.4 of the Credit
Agreement (collectively, the "Specified Defaults"), (ii) the occurrence after the date hereof of any Event of Default, other than a Specified Default, (iii) the failure of the Borrower after the date hereof to comply with the covenants set forth in ss.2 hereof, (iv) the failure of the Borrower or any of its Subsidiaries to comply with any term set forth in this Agreement, (v) the date on which the Agent determines that a material adverse change in the business, assets, financial condition or prospects of the Borrower or its Subsidiaries has occurred, (vi) the date that the Borrower, any of its Subsidiaries or any Affiliate of the Borrower shall commence any litigation proceeding against the Agent or any Bank or any Affiliate of the Agent or any Bank in connection with or related to any of the transactions contemplated by the Credit Agreement, the other Loan Documents, this Agreement or any documents, agreements or instruments executed in connection with any of the foregoing, (vii) the date that any holder of Subordinated Debt takes any action in enforcement of its rights under such Subordinated Debt, or any "Event of Default" under and as defined in any instrument evidencing any such Subordinated Debt shall have occurred, the effect of which would be to permit the holder of such Subordinated Debt to accelerate such Indebtedness, and (viii) January 31, 2003. On and after the Forbearance Termination Date, each of the Agent and the Banks shall be free in its sole and absolute discretion to proceed to enforce any or all of its rights under or in respect of the Credit Agreement, the other Loan Documents and applicable law, including, without limitation, (x) the right to require the immediate repayment of the Loans and the other Obligations in full in accordance with the provisions of the Credit Agreement and the other Loan Documents, (y) the right to require deposit of cash collateral or the delivery of a letter of credit reasonably satisfactory to the Agent in an amount equal to the then Maximum Drawing Amount of all Letters of Credit, and (z) the right to cease making Revolving Credit Loans, or issuing, extending or renewing Letters of Credit.

     ss.2. Covenants. Without any prejudice or impairment whatsoever to any of the rights and remedies of the Agent or any Bank contained in the Credit Agreement or in any other Loan Documents, the Borrower covenants and agrees with the Agent and each of the Banks as follows:

          (a) Facility Usage Limitation. (i) During the period from October 15, 2002 through November 14, 2002, the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus

                                       F2
     the outstanding amount of the Swing Line Loans plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the lesser of (A) $26,000,000, and (B) the Borrowing Base, (ii) during the period from November 15, 2002 through December 13, 2002, the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the lesser of
     (A) $23,500,000, and (B) the Borrowing Base, (iii) during the period from December 14, 2002 through January 15, 2003, the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the lesser of (A) $20,500,000, and
     (B) the Borrowing Base and (iv) during the period from January 16, 2003 and at all times thereafter, the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus the Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not at any time exceed the lesser of (A) $18,000,000, and (B) the Borrowing Base.

          (b) LIBOR Rate Loans. The Borrower shall have no right to request LIBOR Rate Loans and no LIBOR Rate Loan may be continued as such, but shall automatically be converted to a Base Rate Loan on the last day of the first Interest Period relating thereto ending after the date hereof.

          (c) Minimum Monthly EBITDA. The Borrower will not permit EBITDA for any period set forth in the table below, to be less than the amount set forth opposite such date in such table:



                       Period:                Amount
             ---------------------------     --------------
                  1/1/02 - 9/30/02             $26,773,000
             ---------------------------     --------------
                 1/1/02 - 10/31/02             $28,300,000
             ---------------------------     --------------
                 1/1/02 - 11/30/02             $29,300,000
             ---------------------------     --------------
                 1/1/02 - 12/31/02             $29,950,000
             ---------------------------     --------------

          (d) Business Plan. The Borrower agrees that it will provide the 2003 business plan of the Borrower and its Subsidiaries to the Agent and each of the Banks as soon as practicable and in any event no later than December 13, 2002, such plan to be in a form and in such detail as is reasonably satisfactory to the Agent.

          (e) Expenses. The Borrower acknowledges that all out of pocket costs and expenses incurred by the Agent, the Co-Agent and the Banks in connection with (a) the preparation, negotiation, execution, delivery and monitoring of this Agreement, (b) the discussions and meetings that preceded this Agreement, (c) the fees and disbursements of FTI Consulting and any other investment field examiner or business consultant retained by the Agent or the Banks, allocable costs of in-house counsel, and all legal and other professional and consultant's fees and disbursements), and (d) the filing, recording or submission of any UCC filings shall be paid by the Borrower and shall constitute a portion of the Obligations secured by the Collateral. In the event that the Borrower fails to pay the fees and expenses of Bingham McCutchen LLP or FTI Consulting within five (5) Business Days after presentation of any invoice therefor, then the Agent may make Revolving Credit Loans to cover such amounts.


                                       F3

          (f) Compliance with Loan Documents. The Borrower and its Subsidiaries shall comply with all of the terms, covenants and provisions contained in the Credit Agreement and the other Loan Documents (subject to any applicable grace periods set forth in the Credit Agreement), except as such terms, covenants and provisions are expressly modified by this Agreement upon the terms set forth herein.

          (g) Further Assurances. The Borrower and its Subsidiaries shall at any time and from time to time execute and deliver such further instruments and take such further action as the Agent may reasonably request to effect the purposes of this Agreement, the Credit Agreement and the other Loan Documents.

          (h) Event of Default. Any failure by any of the Borrower or its Subsidiaries to comply with any provision of this ss.2 applicable to such Borrower or Subsidiary, or any material breach by any of the Borrower of any of its representations and warranties set forth in ss.4 below, shall constitute an Event of Default.

     ss.3.  Conditions to  Effectiveness.  The  effectiveness  of this Agreement
shall  be  conditioned  upon  the  satisfaction  of  the  following   conditions
precedent:

     ss.3.1. Delivery of Documents.

     (a) This Agreement shall have been executed and delivered to the Agent by the Borrower, the Domestic Subsidiaries, the Agent, the Co-Agent and the Majority Banks.

     (b) The Borrower shall have delivered to the Agent, for the pro rata account of the Banks, a forbearance fee equal to one-quarter of one percent (1/4%) of the Commitment and the then outstanding principal amount of the Acquisition Loan.

     ss.3.2. Legality of Transaction. No change in applicable law shall have occurred as a consequence of which it shall have become and continue to be unlawful on the date this Agreement is to become effective (a) for any Agent or Bank to perform any of its obligations under any of the Loan Documents or (b) for the Borrower to perform any of its agreements or obligations under any of the Loan Documents.

     ss.3.3. Performance. Except for the Specified Defaults, the Borrower and each of its Subsidiaries shall have duly and properly performed, complied with and observed in all material respects its covenants, agreements and obligations contained in the Loan Documents required to be performed, complied with or observed by it on or prior to the date this Agreement is to become effective. Except for the Specified Defaults, no event shall have occurred on or prior to the Effective Date, and be continuing, and no condition shall exist on the Effective Date, which constitutes a Default or Event of Default.

     ss.3.4. Proceedings and Documents. The Agent shall have received such evidence of corporate authority and officers' certificates stating that there have been no changes (or certifying to such changes) in the bylaws or charter documents of each of the Borrower and the Domestic Subsidiaries, and shall have received a certificate of incumbency with respect to each such Person. The Borrower and the Domestic Subsidiaries shall have obtained all consents and approvals of the boards of directors, shareholders, governmental entities and

                                       F4
other applicable third parties necessary in connection with the transactions contemplated herein and shall have delivered copies of the same to the Agent.

     ss.3.5. No Material Adverse Change. No material adverse change or event, condition or state of facts that could reasonably be expected to have such a material adverse change shall have occurred in the business, properties, prospects, operations or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole, since December 31, 2001, except as previously disclosed in the most recently delivered 10-Q filings of the Borrower.

     ss.3.6. Solvency and Litigation. The Banks shall have received a schedule setting forth, and a representation as to, all material pending or threatened litigation, proceeding, bankruptcy or insolvency, injunction, order or claim with respect to the Borrower or any of its Subsidiaries.

     ss.3.7. Other Information. The Agent shall have received such other financial, business and information reports, documents, agreements and opinions in connection with the Agreement, satisfactory in form and substance, as the Banks may request.

     ss.4. Representations and Warranties. The Borrower represents and warrants to the Banks and the Agent as follows:

          (a) The representations and warranties of the Borrower contained in the Credit Agreement were true and correct in all material respects as of the date when made and continue to be true and correct in all material respects on the date hereof, except to the extent of changes resulting from transactions or events contemplated by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse to the Borrower, or to the extent that such representations and warranties relate expressly to an earlier date or compliance therewith has been expressly waived pursuant to ss.1 of this Agreement.

          (b) The execution, delivery and performance by the Borrower and the Domestic Subsidiaries of this Agreement and the consummation of the transactions contemplated hereby: (i) are within the corporate powers of the Borrower and the Domestic Subsidiaries and have been duly authorized by all necessary corporate action on the part of the Borrower and the Domestic Subsidiaries, (ii) do not require any approval or consent of, or filing with, any governmental agency or authority, or any other person, association or entity, which bears on the validity or enforceability of this Agreement and which is required by law or any regulation or rule of any agency or authority, or other person, association or entity, (iii) do not violate any provisions of any order, writ, judgment, injunction, decree, determination or award presently in effect in which the Borrower or the Domestic Subsidiaries is named, any law, regulation or rule binding on or applicable to the Borrower or the Domestic Subsidiaries or any provision of the charter documents or by-laws of the Borrower or the Domestic Subsidiaries, (iv) do not result in any breach of or constitute a default under any agreement or instrument to which the Borrower or the Domestic Subsidiaries is a party or to which it or any of its properties are bound, including without limitation any indenture, credit or loan agreement, lease, debt instrument or mortgage, except for such breaches and defaults which would not have a material adverse effect on the Borrower and its Subsidiaries taken as a whole, and (v) do not result in or require the

                                       F5
     creation  or  imposition  of  any  mortgage,   deed  of  trust,  pledge  or
     encumbrance of any nature upon any of the assets or properties of the Borrower or the Domestic Subsidiaries; and

          (c) This Agreement, the Credit Agreement and each of the other Loan Documents to which the Borrower and each of the Domestic Subsidiaries is a party constitute the legal, valid and binding obligations of such Person, enforceable against such Person in accordance with their respective terms, provided that (i) -------- enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting the rights and remedies of creditors, and
     (ii) enforcement may be subject to general principles of equity, and the availability of the remedies of specific performance and injunctive relief may be subject to the discretion of the court before which any proceeding for such remedies may be brought.

          (d) No default or event of default exists under or in connection with any of the Subordinated Debt.

     ss.5. Reaffirmation. Except as modified hereby, the Borrower hereby reaffirms in all respects all the covenants, agreements, terms and conditions of the Credit Agreement and the other Loan Documents which are incorporated in full herein by reference, and all terms, conditions and provisions thereof shall remain in full force and effect.

     ss.6. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, but all of which together shall constitute one instrument. In proving this Agreement, it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

     ss.7. Release. In order to induce the Agent, the Co-Agent and the Banks to enter into this Agreement, the Borrower and each of its Domestic Subsidiaries acknowledge and agree that: (a) none of the Borrower, or any of its Domestic Subsidiaries has any claim or cause of action (absolute or contingent or matured or unmatured) against any of the Banks, the Agent or the Co-Agent (or any of their directors, officers, employees or agents); (b) none of the Borrower or any of its Subsidiaries has any offset right, counterclaim or defense of any kind against any of their obligations, indebtedness or liabilities to the Banks or the Agent or the Co-Agent; and (c) the Banks, the Agent and the Co-Agent, have heretofore properly performed and satisfied in a timely manner all of their respective obligations to the Borrower and each of its Domestic Subsidiaries. The Banks, the Agent and the Co-Agent wish (and the Borrower and each of its Domestic Subsidiaries agrees) to eliminate any possibility that any past conditions, acts, omissions, events, circumstances or matters would impair or otherwise adversely affect any of the rights, interests, contracts, collateral security or remedies of the Banks, the Agent or the Co-Agent. Therefore, the Borrower and each of its Domestic Subsidiaries unconditionally releases, waives and forever discharges (i) any and all liabilities, obligations, duties, promises or indebtedness of any kind of any of the Banks, the Agent and the Co-Agent to the Borrower and each of its Domestic Subsidiaries, except the obligations to be performed by the Banks, the Agent and the Co-Agent for the Borrower and each of its Domestic Subsidiaries as set forth in this Agreement and as expressly stated in the Loan Documents and (ii) all claims, offsets, causes of action, suits or defenses of any kind whatsoever (if any), whether

                                       F6
against any Bank or Agent or any of their respective directors, officers, employees or agents, predecessors, attorneys, affiliates, subsidiaries, successors and assigns, whether arising at law or in equity, whether known or unknown, in either case (i) or (ii), on account of any condition, act, omission, event, contract, liability, obligation, indebtedness, claim, cause of action, defense, circumstance or matter of any kind.

     ss.8. Effective Date. Subject to the satisfaction of the conditions precedent set forth in ss.3 hereof, this Agreement shall be deemed to be effective as of October 1, 2002 (the "Effective Date").

     ss.9. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

     ss.10. Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




                                       F7

IN WITNESS WHEREOF, the undersigned have duly executed this Forbearance Agreement as a sealed instrument as of the date first above written.


                      JACKSON PRODUCTS, INC.



                      By: _________________________________________________
                             Name: Christopher T. Paule
                             Title:  Chief  Executive  Officer,  President
                                      and Chief Operating Officer

                      FLEX-O-LITE, INC.



                      By: _________________________________________________
                             Name: Christopher T. Paule
                             Title: President

                      TMT-PATHWAY, L.L.C.



                      By: _________________________________________________
                             Name: Christopher T. Paule
                             Title: President



                      CRYSTALOID TECHNOLOGIES, INC.



                      By: _________________________________________________
                             Name: Christopher T. Paule
                             Title: President



                      AMERICAN ALLSAFE COMPANY



                      By: _________________________________________________
                             Name: Christopher T. Paule
                             Title: President



                                       F8

                      SILENCIO/SAFETY DIRECT, INC.



                      By: _________________________________________________
                                          Name: Christopher T. Paule
                                          Title: President

                      FLEET NATIONAL BANK (f/k/a BankBoston, N.A.), individually and as Agent



                      By: _________________________________________________
                             Name: Peggy Peckham
                             Title: Senior Vice President

                      U.S. BANK NATIONAL
                      ASSOCIATION (f/k/a FIRSTAR
                      BANK, f/k/a Mercantile Bank
                      National Association),
                      individually and as
                      Co-Agent



                      By: _________________________________________________
                             Name: Jason R. Hickey
                             Title: Vice President

                      PB CAPITAL CORPORATION



                      By: _________________________________________________
                             Name: Christopher J. Ruzzi
                             Title: Vice President



                      By: _________________________________________________
                             Name: Jeffrey N. Frost
                             Title: Managing Director



                                       F9